Form 10QSB
period 2004-09-30
ZOMEX DISTRIBUTION INC
filed 2004-11-15
CIK 1070639

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to            .
                                           ----------    ------------

                        Commission File Number: 0 - 51017


                            ZOMEX DISTRIBUTION, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                              98-0412333
            ------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

        5205 Buchanan Road, Peachland, British Columbia, Canada, VOH 1X1
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 767-2986
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes |_|   No |X|

At November 15, 2004, the registrant had 9,361,605 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  FINANCIAL STATEMENTS
-----------------------------









                          Interim Financial Statements of

                          ZOMEX DISTRIBUTION INC.
                          -----------------------

                          (A Development Stage Enterprise)

                          Three months and nine months ended September 30, 2004

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Balance Sheets

$ United States

September 30, 2004 and December 31, 2003

============================================================================================
                                                             September 30,
                                                                      2004      December 31,
                                                               (Unaudited)              2003
--------------------------------------------------------------------------------------------

Assets
------

Current asset
   Cash                                                     $       1,427     $          20

Software                                                            9,372             9,372
Accumulated depreciation                                           (9,372)           (9,372)
--------------------------------------------------------------------------------------------
                                                                        -                 -

--------------------------------------------------------------------------------------------
                                                            $       1,427     $          20
============================================================================================


Liabilities and Stockholders' Deficiency
----------------------------------------

Current liabilities:
   Stockholders' loans (note 2)                             $     100,537     $      74,867
   Promissory notes (note 3)                                        3,600             3,600
   -----------------------------------------------------------------------------------------
                                                                  104,137            78,467

Promissory notes (note 3)                                           6,300             6,300

Stockholders' deficiency:
   Capital stock:
       Authorized:
          10,000,000 non-voting preferred shares with a
          par value of $0.001 each
          100,000,000 common shares with a par value of
          $0.001 each,
       Issued:
          9,361,605 common shares                                   9,362             9,362
          Additional paid-in capital                                   10                10
   Deficit accumulated during the development stage              (118,382)          (94,119)
   -----------------------------------------------------------------------------------------
                                                                 (109,010)          (84,747)

Commitments (note 4)
--------------------------------------------------------------------------------------------
                                                            $       1,427     $          20
============================================================================================


See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Statements of Loss
(Unaudited)

$ United States

===========================================================================================================================
                                 From Inception      Three months ended September 30,       Nine months ended September 30,
                              (August 12, 1998)      --------------------------------       -------------------------------
                          to September 30, 2004               2004               2003               2004               2003
---------------------------------------------------------------------------------------------------------------------------

Expenses
   General and
     administrative            $        96,572    $         1,218    $            15    $        11,825    $            45
   Software
     development costs                  12,438                  _                  -             12,438                  -
   Depreciation                          9,372                  -                  -                  -                  -
   ------------------------------------------------------------------------------------------------------------------------
                                       118,382              1,218                 15             24,263                 45

---------------------------------------------------------------------------------------------------------------------------
Loss                           $      (118,382)   $        (1,218)   $           (15)   $       (24,263)   $           (45)
===========================================================================================================================


Weighted average
   number of common
   shares outstanding,
   basic and diluted                 8,546,194          9,361,605          9,371,905          9,361,605          9,371,905

Loss per common share,
   basic and diluted           $         (0.01)   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.00)
===========================================================================================================================


See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Statement of Stockholders' Deficiency and Comprehensive Loss

$ United States

Nine months ended September 30, 2004 (unaudited), years ended December 31, 2003,
2002, 2001 and 2000 and period from inception (August 12, 1998) to September 30,
2004 (unaudited).

===========================================================================================================
                                            Capital Stock
                                     ---------------------------                     Deficit
                                                                                 Accumulated
                                               Common Shares        Additional    During the
                                               -------------           Paid-in   Development
                                           Number         Amount       Capital         Stage          Total
------------------------------------------------------------------------------------------------------------

Balance at inception,
  (August 12, 1998)                         -       $      -      $      -      $      -       $       -

Comprehensive loss
   Loss                                     -              -             -           (9,590)         (9,590)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  -                -           -           (9,590)         (9,590)

Shares issued on acquisition
  of software                          9,371,905          9,372          -             -              9,372

Comprehensive loss
     Loss                                   -              -             -           (4,736)         (4,736)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999             9,371,905          9,372          -          (14,326)         (4,954)

Comprehensive loss
     Loss                                   -              -             -            4,746)         (4,746)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             9,371,905          9,372          -          (19,072)         (9,700)

Comprehensive loss
     Loss                                   -              -             -          (36,345)        (36,345)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001             9,371,905          9,372          -          (55,417)        (46,045)

Comprehensive loss
     Loss                                  -               -             -           (3,295)         (3,255)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002             9,371,905          9,372          -          (58,712)        (49,340)

Shares surrendered and cancelled         (10,300)           (10)           10          -               -

Comprehensive loss
     Loss                                   -                -           -          (35,407)        (35,407)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003             9,361,605          9,362           10        (94,119)        (84,747)

Comprehensive loss
    Loss                                    -              -            -           (24,263)        (24,263)
------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004            9,361,605    $     9,362   $        10   $  (118,382)   $   (109,010)
============================================================================================================

See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

$ United States

=======================================================================================================================

                                     From Inception   Three months ended September 30,  Nine months ended September 30,
                                   (August 12, 1998)  -------------------------------   -------------------------------
                              to September 30, 2004             2004             2003             2004             2003
-----------------------------------------------------------------------------------------------------------------------


Cash provided by (used in):

Operating activities:
     Cash paid to service
       providers (note 5)            $    (109,010)   $      (4,197)   $         (15)   $      (24,263)  $         (45)

Financing activities:
     Loan from stockholders                100,537            4,999                -            25,670               -
     Proceeds from issuance
       of promissory notes                  16,200                -                -                 -               -
     Repayment of
       promissory notes                     (6,300)               -                -                 -               -
     ------------------------------------------------------------------------------------------------------------------
                                           110,437            4,999                -            25,670               -

-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                  1,427              802              (15)            1,407             (45)

Cash, beginning of period                        -              625               20                20              50

-----------------------------------------------------------------------------------------------------------------------
Cash, end of period                  $       1,427    $       1,427    $           5    $        1,427   $           5
=======================================================================================================================


Supplemental cash flow
  information:
     Interest paid                   $           -    $           -    $           -    $            -   $           -
     Income taxes paid                           -                -                -                 -               -
     ==================================================================================================================

Non-cash financing and investing
  activities:
     Shares issued on
       acquisition of
       software                      $       9,372    $           -    $           -    $            -   $           -
     ==================================================================================================================


See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Notes to Interim Financial Statements
(Unaudited)

$ United States

Three months and nine months ended September 30, 2004

================================================================================

1.   Significant accounting policies:
-------------------------------------

     (a)  Going concern

          These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, the Company has not generated revenues, has an accumulated deficit since inception of $118,382. As at September 30, 2004, the Company was in default of certain promissory notes and had a working capital deficiency of $102,710. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and to receive continued financial support from its stockholders and other investors. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Management's plans with respect to generating future profitable operations include the development of its software, which management estimates will require $550,000 of development expenditures over the next twelve months. In addition, management anticipates that certain stockholders will provide additional funds in the form of stockholder loans to finance continued operations and that the Company will be able to obtain additional funding through public or private sales of its securities. Such financing may not be available or may not be available on reasonable terms. To September 30, 2004, the Company had received loans of $25,670 from the Company's President. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising financing, the Company will be required to cease operations.

     (b)  General

          The information included in the accompanying interim financial statements has been prepared by management, is unaudited and should be read in conjunction with the annual audited financial statements and notes for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   Stockholders' loans:
-------------------------

     The loans from stockholders are unsecured, non-interest bearing and are due on demand.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Notes to Interim Financial Statements
(Unaudited)

$ United States

Three months and nine months ended September 30, 2004

================================================================================

3.   Promissory notes:
----------------------

     The  promissory  notes  are  unsecured,   non-interest   bearing  and  were
     originally due on March 16, 2001. On December 16, 2003, holders of promissory notes totaling $6,300 agreed to renew their promissory notes with a due date of December 15, 2005. All of the promissory notes are payable to related parties who are stockholders of the Company. The $3,600 in promissory notes which have not been renewed, are due on demand and the note holders have taken no action to enforce repayment.

4.   Commitments:
-----------------

     In the nine months ended September 30, 2004, the Company entered into two service agreements related to the design and development of its software and the development of a sales strategy and marketing plan. The agreements provide for compensation of approximately $48,000 (Cdn. $65,000) of which approximately $12,438 (Cdn. $16,500) had been incurred to September 30, 2004.

5.   Supplementary cash flow information:
-----------------------------------------

     Reconciliation of loss to cash used in operating activities

     ==========================================================================================================
                             From Inception  Three months ended September 30,   Nine months ended September 30,
                          (August 12, 1998)  --------------------------------   -------------------------------
                           to June 30, 2004             2004             2003             2004             2003
     ----------------------------------------------------------------------------------------------------------

     Loss                    $    (118,382)  $       (1,218)   $         (15)   $     (24,263)   $         (45)
     Non-cash items:
       Depreciation                  9,372                -                -                -                -
     Increase in accounts
       payable and accrued
       liabilities                       -           (2,979)               -                                 -

     ----------------------------------------------------------------------------------------------------------
     Cash used in
       operating activities  $    (109,010)  $       (4,197)   $         (15)   $     (24,263)   $         (45)
     ==========================================================================================================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

General
-------

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) appearing elsewhere in this report.

Our principal business address is 5205 Buchanan Road, Peachland, British Columbia, Canada, VOH 1X1; our telephone number (250) 767-2986.

We were incorporated in Nevada on August 12, 1998. We are a developmental stage company and we acquired an early or basic version of convention registration software from Trans-National Software Distributors, Ltd., our predecessor.

While we plan to develop that software into full featured, multi-platform software and market it to convention centers and businesses that facilitate conventions, we currently have no business, revenues or tangible assets.

Results of Operations.
----------------------

We have not yet realized any revenue from operations and we do not expect to be able to generate any revenues until we further modify our existing software.

Our Plan of Operation for the Next Twelve Months. Our plan of operations for the
-------------------------------------------------
next twelve months is contingent upon raising the necessary funds to implement this business plan. If we raise such funds, we plan to focus on seven key steps during the next twelve months:

     1.   Document all current features  (within the existing  software) and add
          ----------------------------------------------------------------------
          new features to create a comprehensive feature list. This feature list
          ----------------------------------------------------
          will be determined, cooperatively, with our marketing and sales staff (or subcontractors if we have not yet hired a marketing and sales staff). We plan to call the new version of our software, running under Windows, "Version 1." The original software (written in UNIX) is acting as a template and prototype for functionality and features. We do not plan to further develop the UNIX software we acquired from Trans-National. We believe the original software has good features but is technically dated, lacks a contemporary look and feel, and needs to be updated for the best market penetration. As well, at this step, we will incorporate the architecture for the ASP (Internet-facing) features. We believe that Microsoft Windows, and not OS/2 or UNIX, will provide us with the best probability of market success.

     2.   Define a new software and hardware system  architecture  document that
          ----------------------------------------------------------------------
          is suitable for our business and market objectives. This document will
          ---------------------------------------------------
          detail our software and hardware strategy, key techniques, main software components and modules and how the main pieces fit together. The detailed software specifications proceed from this document. We expect that the product modules will be developed mainly for small and mid-volume client applications. However, we do plan to anticipate for market growth and higher volume clients within our base architecture.

     3.   Determine  the  appropriate  software  design  specification  from the
          ----------------------------------------------------------------------
          system architecture document. The design specification will be used by
          -----------------------------
          the programmers to write the software code.

     4.   Write the software code and prepare for sales.  The  programmers  will
          ----------------------------------------------
          write the Version 1 software.

     5.   Prepare for sales and marketing. Marketing and sales personnel (either
          --------------------------------
          employees or independent contractors if we have not yet hired such employees) will create the marketing approach and define the sales approach.

     6.   Perform Test and Quality Assurance. Testing and quality assurance will
          -----------------------------------
          be performed on the developed software.

     7.   Begin Selling. We will release the Version 1 software to our marketing
          --------------
          and sales personnel (either employees or independent contractors if we have not yet hired such employees). Marketing and sales will have been concurrently working and preparing the marketplace.

On January 5, 2004, we entered into an agreement with Sierra Strategic Design Inc. to provide software architectural and design services for the re-writing of our convention software. Sierra Strategic has focused on steps 1-3 above. With regard to steps 1 and 2, Sierra Strategic has created a detailed 134 page technical document for the current software. Further, Sierra Strategic has created a list of features to be included in the re-writing of our convention software.

In connection with these steps, we also plan to retain the original software developers, Exan Technology, located in Vancouver, Canada, to further refine and develop our software. John DeVries is the sole shareholder, officer and director of Exan Technology. John DeVries, who is an officer, director, and shareholder of the Firm Foundation, which owns 863,125 of our shares, is Mr. Buckley's brother-in-law. We anticipate that it will cost approximately $200,000 to complete all of the developments to re-write the software. We must raise sufficient capital to retain Sierra Strategic and hire Exan Technology (or another contractor(s) of similar skill) to provide those services. We currently do not have funds available for such modifications.

Additionally, on January 5, 2004, Business World I.T. Inc. agreed to begin market research, calling of potential customers and preparing sales strategy and literature for us.

Twelve month Budget and Activities.  Our 12 month budget is:
-----------------------------------

========================================================================
Item                                                        Amount
========================================================================

Technical Wages or Technical Sub-contract Expense to        200,000
Sierra Strategic, Exan Technology or other contractors
(software development costs and fees)

Marketing and Sales (salaries, marketing collateral,        150,000
travel) including payments to Business World I.T. Inc.
or other contractors.

Facilities Lease                                             20,000

Office Furnishings and Equipment (includes computer          30,000
equipment)

General Admin & Office Expense                               10,000

Professional Fees                                            50,000

Web site development                                         10,000

Working Capital                                              80,000

   Total for 12 months                                   $  550,000
========================================================================

Our failure to obtain $550,000 to complete our twelve-month plan, and potentially additional funds as a result of new business activity and planning, would significantly limit or eliminate our ability to fund our software development, sales and marketing activities, and we would not be able to compete within the convention software industry.

Twelve month Cash  Utilization and Financing.  At December 31, 2003, the date of
---------------------------------------------
our most recent audited financial statements, we had available cash of $20, at September 30, 2004, we had available cash of $1,427. This cash will last us less than one month from the date of this report. We plan to begin seeking substantial additional funding within the next three months. Until we are able to raise such substantial additional funds, we hope to borrow additional funds from Mr. Buckley to pay our obligations. Initial cash demands in the next three months will be low due to a focus on system architecture and marketing strategy. The majority of technical and marketing expenses will be incurred during months seven to twelve, when the software is being developed and the marketing and sales staff is being fully engaged in the marketplace. We plan to secure technical and marketing guidance in the next six months through major shareholders and their contacts at low to minimal cost. We also plan to avoid securing leased office space until we secure financing.

On January 5, 2004, Business World I.T. Inc. agreed to begin market research, calling of potential customers and preparing sales strategy and literature for us. The agreement with Business World I.T. Inc. has since been revised. We will pay Business World $30,000 (CDN) for their services under the agreement. Specifically, payment of consideration under the contract will begin in November 2004 at the rate of $10,000 (CDN) per month for three months. Additionally, on January 5, 2004, we entered into an agreement with Sierra Strategic Design Inc. We had agreed to pay Sierra Strategic $35,000 (CDN) for their services under the agreement. We have paid Sierra Strategic a total of $14,000 (CDN). Sierra Strategic agreed to amend the agreement to accept this $14,000 (CDN) as full consideration for the services rendered. Once Business World I.P. IT Inc. completes its work in November 2004, we hope to again retain Sierra Strategic to complete its work under the original contract.

We plan to bring the company into an operational state by securing temporary financing from Mr. Buckley. He recently provided us with temporary debt financing of $20,671. This loan is unsecured, non-interest bearing and is due on demand. Additionally, by letter dated September 2, 2004, Mr. Buckley has agreed to provide us with those funds which are necessary to enable us to conduct our business and pay our obligations, as appropriate. We expect to be able to meet
                                                    ----------------------------
our cash needs for the next six months utilizing loans from shareholders.  There
--------------------------------------------------------------------------------
can be no assurances that additional  loans will be available from  shareholders
--------------------------------------------------------------------------------
on favorable terms, if at all. Other than the letter agreement with Mr. Buckley,
--------------------------------------------------------------------------------
there are no agreements with any shareholders to provide additional loans.
--------------------------------------------------------------------------

We plan to begin seeking substantial additional funding within the next three months. Our preference is to secure the needed financing within the next three months to avoid very tight schedules within the project plan during months seven to twelve. As of November 15, 2004, we have not secured additional financing.

If we do not secure financing by December 2004, we will be forced to revisit our business plan. The consequences of this would be a delaying of software release by at least 6 months.

There can be no assurance that additional funding will be available on, favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of the products we intend to retail. However, our prediction for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors.

Twelve  month  Cash  Availability.  If  we  are  unable  to  secure  substantial
----------------------------------
financing, then we anticipate that our expenses for the next twelve months will be limited to the day-to-day expenditures necessary to conduct business, such as administrative expenses.

We plan to bring the company into an operational state by securing temporary financing from Mr. Buckley. He recently provided us with temporary debt financing of $20,671. This loan is unsecured, non-interest bearing and is due on demand. Additionally, by letter dated September 2, 2004, Mr. Buckley has agreed to provide us with those funds which are necessary to enable us to conduct our business and pay our obligations, as appropriate. Specifically, we anticipate that such funds from Mr. Buckley will allow us to pay our obligations to Business World I.T. Inc. and to conduct our business to the limited extent needed continue to develop our system architecture and marketing strategy as well as to pay our basic expenses, such as administrative fees, legal fees and accounting fees. We do not anticipate using such funds to pay any past due amounts under our outstanding promissory notes. Additionally, such funds will not allow us to develop our software beyond step 3 of our business plan, detailed above. Development beyond step 3 will require substantial additional financing. While seeking to secure funding of the $550,000 for the next twelve
            --------------------------------------------------------------------
months,  we will incur expenses.  These expenses will be met through one or more
--------------------------------------------------------------------------------
of the shareholders on a loan basis.  There can be no assurances that additional
--------------------------------------------------------------------------------
loans will be available from  shareholders on favorable  terms, if at all. Other
--------------------------------------------------------------------------------
than the letter  agreement with Mr.  Buckley,  there are no agreements  with any
--------------------------------------------------------------------------------
shareholders to provide additional loans.
-----------------------------------------

In the future, we hope to secure financing through:
---------------------------------------------------

     o    Secondary offering(s) of our securities

     o    Private Placement(s) of our securities
     o    Entering into a partnering arrangement(s) with other companies

There can be no assurance that additional funding, including funding of our day-to-day expenditures, will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights and/or future profits to certain of the products we intend to sell.

However, our prediction for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could fail as a result of a number of factors.

Employees.  We  anticipate  that we will not hire  any  employees  until we have
----------
secured adequate financing to meet all or substantially all of our budgeted commitments for the next twelve months.

Off-Balance  Sheet  Arrangements.  We  have  no  significant  off-balance  sheet
---------------------------------
arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

                           FORWARD LOOKING STATEMENTS
                           --------------------------

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our grocery distribution business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "intend", "continue", or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures. Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

(b) Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 2.  CHANGES IN SECURITIES
------------------------------

(b) Use of Proceeds. We will not receive any proceeds from the sale of shares of our common stock being offered by the selling security holder pursuant to our Registration Statement of Form SB-2, File No. 333- 65794, declared effective on November 4, 2004.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Promissory notes held by 453816 BC Ltd., Ken Hogenes, Bob Young, and Joanna Devries in the amount of $900.00 each were due on March 16, 2001 and are now in default. All of those promissory notes are unsecured, non-interest bearing. These noteholders have taken no action against us for these overdue notes. Although the holders have taken no action to enforce payment, they might do so in the future. If the holders take action to enforce the debts, we would be forced to liquidate our assets, declare bankruptcy or discontinue our business. The total arrearage on November 15, 2004 is $3,600 under these notes.


ITEM 5.  OTHER INFORMATION
--------------------------

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

31.1.     Rule 13a-14(a) Certification of Chief Executive Officer
31.2.     Rule 13a-14(a) Certification of Chief Financial Officer
32.1.     Certification  of  Chief  Executive  Officer  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.     Certification  of  Chief  Financial  Officer  Pursuant  to  18  U.S.C.
          section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Zomex Distribution, Inc.
                                                ------------------------
                                                (Registrant)


                                                /s/ Peter Buckley
                                                ------------------------------
                                                Peter Buckley
                                                Chief Executive Officer
                                                (Duly Authorized Officer)

                                                Date: November 15, 2004

                                                /s/ Peter Buckley
                                                ------------------------------
                                                Peter Buckley
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                                Date: November 15, 2004

                                  Exhibit Index
                                  -------------

31.1.     Rule 13a-14(a) Certification of Chief Executive Officer
31.2.     Rule 13a-14(a) Certification of Chief Financial Officer
32.1.     Certification  of  Chief  Executive  Officer  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.     Certification  of  Chief  Financial  Officer  Pursuant  to  18  U.S.C.
          section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.