Form 10QSB/A
period 2004-09-30
ZOMEX DISTRIBUTION INC
filed 2004-11-30
CIK 1070639

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                  -------------

                                 Amendment No. 1
                                 ---------------


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


At November 29, 2004, the registrant had 9,361,605 shares of Common Stock, no par value, issued and outstanding.


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

4.   Commitments:
-----------------


     In the nine months ended September 30, 2004, the Company entered into a service agreement related to the development of a sales strategy and marketing plan. The agreement provides for compensation of approximately $22,000 (Cdn. $30,000) of which approximately $nil has been incurred to September 30, 2004.


5.   Supplementary cash flow information:
-----------------------------------------

     Reconciliation of loss to cash used in operating activities


     ==========================================================================================================
                             From Inception  Three months ended September 30,   Nine months ended September 30,
                          (August 12, 1998)  --------------------------------   -------------------------------
                      to September 30, 2004             2004             2003             2004             2003
     ----------------------------------------------------------------------------------------------------------


     Loss                    $    (118,382)  $       (1,218)   $         (15)   $     (24,263)   $         (45)
     Non-cash items:
       Depreciation                  9,372                -                -                -                -
     Increase in accounts
       payable and accrued
       liabilities                       -           (2,979)               -                                 -

     ----------------------------------------------------------------------------------------------------------
     Cash used in
       operating activities  $    (109,010)  $       (4,197)   $         (15)   $     (24,263)   $         (45)
     ==========================================================================================================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

General
-------


The following discussion and analysis should be read in conjunction with our financial statements (and notes related thereto) appearing elsewhere in this report.


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


In connection with these steps, we also plan to retain the original software developers, Exan Technology, located in Vancouver, Canada, to further refine and develop our software. John DeVries is the sole shareholder, officer and director of Exan Technology. John DeVries, who is an officer, director, and shareholder of the Firm Foundation, which owns 863,125 of our shares and is brother-in-law of the Company's sole director, Peter Buckley. We anticipate that it will cost approximately $200,000 to complete all of the developments to re-write the software. We must raise sufficient capital to retain Sierra Strategic and hire Exan Technology (or another contractor(s) of similar skill) to provide those services. We currently do not have funds available for such modifications.


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


On January 5, 2004, Business World I.T. Inc. agreed to begin market research, calling of potential customers and preparing sales strategy and literature for us. The agreement with Business World I.T. Inc. has since been revised. We will pay Business World $30,000 (CDN) for their services under the agreement. Specifically, payment of consideration under the contract will begin in November 2004 at the rate of $10,000 (CDN) per month for three months. Additionally, on January 5, 2004, we entered into an agreement with Sierra Strategic Design Inc. We had agreed to pay Sierra Strategic $35,000 (CDN) for their services under the agreement. We have paid Sierra Strategic a total of $14,000 (CDN). Sierra Strategic agreed to amend the agreement to accept this $14,000 (CDN) as full consideration for the services rendered to date. Once Business World I.P. IT Inc. completes its work in November 2004, we hope to again retain Sierra Strategic to complete its work under the original contract.

We plan to bring the company into an operational state by securing temporary financing from Mr. Buckley. He recently provided us with temporary debt financing of $25,670. This loan is unsecured, non-interest bearing and is due on demand and was necessary to enable us to conduct our business and pay our obligations, as appropriate. Specifically, we anticipate that such funds from
                               -------------------------------------------------
Mr. Buckley will allow us to pay our obligations to Business World I.T. Inc. and
--------------------------------------------------------------------------------
to conduct our  business to the limited  extent  needed  continue to develop our
--------------------------------------------------------------------------------
system architecture and marketing strategy as well as to pay our basic expenses,
--------------------------------------------------------------------------------
such  as  administrative  fees,  legal  fees  and  accounting  fees.  We do  not
--------------------------------------------------------------------------------
anticipate  using such funds to pay any past due amounts  under our  outstanding
--------------------------------------------------------------------------------
promissory  notes.  Additionally,  such funds  will not allow us to develop  our
--------------------------------------------------------------------------------
software beyond step 3 of our business plan, detailed above.  Development beyond
--------------------------------------------------------------------------------
step 3 will require substantial additional  financing..  We expect to be able to
--------------------------------------------------------------------------------
meet our cash needs for the next six months  utilizing loans from  shareholders.
--------------------------------------------------------------------------------
There  can be no  assurances  that  additional  loans  will  be  available  from
--------------------------------------------------------------------------------
shareholders on favorable terms, if at all. Other than the letter agreement with
--------------------------------------------------------------------------------
Mr. Buckley, there are no agreements with any shareholders to provide additional
--------------------------------------------------------------------------------
loans.
------

We plan to begin seeking substantial additional funding within the next three months. Our preference is to secure the needed financing within the next three months to avoid very tight schedules within the project plan during months seven to twelve. As of November 29, 2004, we have not secured additional financing. If we do not secure financing in December 2004, we will be forced to revisit our business plan. The consequences of this would be the delay of our software release by at least 6 months.


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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------


Promissory notes held by 453816 BC Ltd., Ken Hogenes, Bob Young, and Joanna Devries in the amount of $900.00 each were due on March 16, 2001 and are now in default. All of those promissory notes are unsecured, non-interest bearing. These noteholders have taken no action against us for these overdue notes. Although the holders have taken no action to enforce payment, they might do so in the future. If the holders take action to enforce the debts, we would be forced to liquidate our assets, declare bankruptcy or discontinue our business. The total arrearage on November 29, 2004 is $3,600 under these notes.



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


                                                Date: November 29, 2004


                                                /s/ Peter Buckley
                                                ------------------------------
                                                Peter Buckley
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                                Date: November 29, 2004

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