Form 10KSB
period 2004-12-31
ZOMEX DISTRIBUTION INC
filed 2005-04-15
CIK 1070639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

|X|  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the fiscal period ended: December 31, 2004

|_|  Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from          to
                               --------    ---------

                        Commission File Number: 0 - 51017

                             ZOMEX DISTRIBUTION INC.
                             -----------------------
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: |X|

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: None

The Issuer had 9,361,605 shares of Common Stock, par value $.001, outstanding as of April 13, 2005.

Transitional Small Business Disclosure format (Check one): Yes |_| No |X|

PART I
------

Item 1. Description of Business
-------------------------------

Our Background. We were incorporated pursuant to the laws of the State of Nevada
---------------
on August 12, 1998. On February 26, 1999, we acquired an early version of convention registration software from Trans-National Software Distributors, Ltd., a Nevada corporation, by the issuance of 9,371,905 shares of our $.001 par value common stock to that company, which stock ultimately was distributed to the existing shareholders of Trans-National. Our principal business address is 5205 Buchanan Road, Peachland, British Columbia, Canada, VOH 1X1; our telephone number is (250) 767-2986.

Our Current  Business and  Software.  We are a  development  stage  company.  We
------------------------------------
currently are not licensing our convention registration software, we have no customers, and we do not realistically expect to compete with our established competitors until and unless we raise additional capital to further develop our software. The software is currently using the OS/2 platform and is also designed to work with UNIX. We had been inactive from April 2002 to October 2003. We have determined that it is best to re-write the software and amend our business plan to develop software that is sensitive to current market needs.

The original software (written in UNIX) will be a template and prototype for functionality and features. We do not plan to further develop the UNIX software we acquired from Trans-National. We believe the original software has good features but is technically "dated", lacks a contemporary look and feel, and needs to be updated for the best market penetration. We believe that Microsoft Windows, and not OS/2 or UNIX, will provide us with the best probability of market success.

On January 5, 2004, Business World I.T. Inc. agreed to begin market research, calling of potential customers and preparing sales strategy and literature for us. This will be performed under contract while we look for a full-time sales staff. Business World has completed a 77 page marketplace report. We paid Business World $30,000 (CDN) for their services under the agreement on April 4th, 2005. Business World is controlled by Ted DeVries, an experienced marketer and salesman. Ted DeVries is a brother to John DeVries, who is also an officer, director, and shareholder of the Firm Foundation, which owns 863,125 of our shares.

On January 5, 2004, we entered into an agreement with Sierra Strategic Design Inc. to provide software architectural and design services for the re-writing of our convention software. Sierra Strategic will work cooperatively with Business World I.P. IT Inc. during the architecture and design phases. Sierra Strategic maintains an experienced client-server and Internet architect and design staff. There is no direct or indirect relationship between Sierra Strategic and us.

Since January 5, 2004, Sierra Strategic has created a detailed 134 page technical document for the current software. Further, Sierra Strategic has created a list of features to be included in the re-writing of our convention software. We had agreed to pay Sierra Strategic $35,000 (CDN) for their services under the agreement. We have paid Sierra Strategic a total of $14,000 (CDN). Sierra Strategic amended the agreement to accept this $14,000 (CDN) as full consideration for the services rendered. We hope to again retain Sierra Strategic to complete its work under the original contract.

The auditors' report on our December 31, 2004 financial statements includes an explanatory paragraph that states factors exist that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that night result from the outcome of this uncertainty.

History of the Software.  Trans-National, our predecessor, purchased "Convention
------------------------
System" software that was originally developed by Exan Technology for another client. Approximately $250,000 was spent on the development of the software by Exan. John DeVries is the sole shareholder, officer and director of Exan Technology. John DeVries, is also an officer, director, and shareholder of the Firm Foundation, which owns 863,125 of our shares. Firm Foundation received those shares on February 26, 1999 as a result of our purchase of the Convention System software from Trans-National. Additionally, John DeVries is Mr. Buckley's brother-in-law.

Exan originally developed the software in 1998 as a working conceptual prototype and then sold the rights to it to a third party client. We do not know the exact costs of original development are for this prototype for Exan's client, however they are approximately $250,000. Trans-National purchased this software from
Exan on December 31, 1998 for $10,000 and held it in its inventory. Trans-National did not further develop the software while it was held in inventory. We purchased the software from Trans-National on February 26, 1999 for 9,371,905 of our common shares. The book value of the software on the books of Trans-National as of February 26, 1999 was $10,000.

Business and Background of Trans-National. Trans-National Software Distributors,
------------------------------------------
Ltd., our predecessor, was incorporated pursuant to the laws of the State of Nevada on August 12, 1998. One of Trans-National's lines of business was to acquire open-market software with market potential and then resell the software (and consulting services if required) to consumers or developers of products. Trans-National purchased this software from a third party and held it in its inventory. We purchased the Convention System software from Trans-National on February 26, 1999 for 9,371,905 of our common shares. The book value of the software on the books of Trans-National as of February 26, 1999 was $10,000. Peter Buckley controlled both Trans-National and us at the time of this transaction. Peter Buckley remains the president, secretary, treasurer and sole director of Trans-National Software Distributors Ltd.

Business  Strategy.  Our  strategy  is to  re-architect  the  software  and then
-------------------
re-write the software for the Windows platform. We are actively considering other platforms, such as Linux, for future releases.

As an added feature for the marketplace, the product offerings will incorporate web accessible features via an ASP (Application Service Provider) model. This means a portion of the developed technology will reside on central servers (accessible from our system via the Internet) and a portion of the technology will reside on computers which we will sell, rent or lease to convention venues. We will be architecting our software and hardware configurations so that short duration conferences can be sold to on a rental basis.

Products and  Services -- Current  Software  Features.  With our software in its
------------------------------------------------------
current form, it registers guests and exhibitors and classifies them by type. Accounts receivable functions, including billing, cash collection and receipt printing, are completed. Our software is capable of giving tax receipts for professional courses taken. Our software is designed to be multi-user and can handle conventions from 2,500 to 10,000 delegates. Our software also has a messaging system that allows monitors to be placed around the convention so delegates can retrieve their messages. Our software is currently using the OS/2 platform. Our convention registration software currently has four functional services that we plan to retain, each with the following features:

     o Conference Attendee Services. Our convention registration software allows conference attendees to register for conferences and hotels associated with the conference. The software has the capability to print conference admittance tickets and track those tickets. Further, the software allows for automated correspondence with conference attendees.

     o Conference Exhibitor Services. Our convention registration software allows exhibitors to register for conferences. The software allows these exhibitors to register their booth on the conference site. This service also gives exhibitors access to convention information, including booth costs.

     o Financial and Reporting Services. Our convention registration software allows the user to track financial data and create reports related to the convention, including cash receipts, billing information and attendance figures. Further, the software allows the user to track hotel reservation information.

     o System Maintenance Services. Our convention registration software features security files to protect the information relating to exhibitors, attendees and financial data. Further, the software allows the user to edit and maintain data.

Products and Services -- Software  Features to be Developed and  Re-written.  We
----------------------------------------------------------------------------
plan to develop and re-write our software so that it meets market needs. We plan to continue developing and marketing our convention registration software, which is designed specifically for booking and billing of registration, classrooms and exhibitors. We are moving the software to a Windows operating system and re-engineering the software itself to facilitate our market objectives. We plan to update our convention registration software as follows:

     o Conference Services. We plan to update our software to track and maintain historical information on multiple conferences. Essentially, this will require that we design and maintain one large database for each user, instead of one database per event. This expanded database will also allow each user to have a master conference calendar. We plan to add features and information to assist in conference planning, from subcontractor information to available sites. Such features include: (i) advertising and marketing database records for each conference; (ii) cyber cafe registration and access to provide web and email access for conference attendees through a wireless router; and
          (iii) electronic job boards for conferences where the exhibitors have job postings.

     o Seminar and Speaker Services. We plan to update our software to add an attendee survey database for feedback on seminars and speakers as well as training and seminar database records for each conference event.

     o Event and Booth Services. We plan to update our software to easily link and transfer conference records. We plan to track event attendance and print course certificates and tax receipts. We plan to make our data web accessible and we plan to track contacts and inventory for event planning purposes.

     o Internet (ASP) Features and Baseline Architecture. We plan to update our software to utilize a JBoss application server and to operate on the Windows operating system. We are actively considering other platforms, such as Linux, for future releases. Our product offerings will incorporate web accessible features via an ASP model.

     o Enhanced Conference Attendee Services. We plan to enhance our current conference attendee service to allow for automated hotel, restaurant, after-hours event and function link generation. We plan to track emergency contact information for attendees. We plan to enhance security functions to restrict database information availability.

     o Enhanced Conference Exhibitor Services. We plan to enhance our current conference exhibitor service to allow tracking of contact information for sales persons and provide answers to frequently asked questions for conference exhibitors. We plan to add access functions and billing functions for exhibitors.

     o Enhanced Financial and Reporting Services. We plan to enhance our current financial and reporting service to allow external accounting information (invoicing and cash receipts) to be tracked using popular accounting software. We plan to add new financial and accounting detail and summary financial and statistical reports, as well as enhanced journal and reporting by period (monthly, weekly, daily and event).

     o Enhanced System Maintenance Services. We plan to enhance our current system maintenance service to allow simple database recovery and backup and to enhance security. We plan to simplify uploading and downloading data from our databases.

Market Goals
------------

Our goal is to provide quality information services and technology to the convention software industry. We believe that our role, as facilitators of an information gathering and dissemination, will enable us to achieve this goal. The following are key elements to the successful implementation of this goal:

     o Establish a position in the market for convention registration solutions, by establishing a market for convention registration solutions requiring little human assistance.
     o Become a respected market participant by creating a dedicated sales force to market the existing product and continually finding ways to improve and expand it.
     o Develop marketable software solutions by continuing to build the core technologies developed in the convention software to offer advanced, easy-to-use products based on a flexible platform that can be easily upgraded to include advanced features. We seek to provide maximum flexibility and cost effectiveness by providing clients with the ability to choose which platform they desire, e.g., Windows or Linux.
     o Enter new and existing markets and increase the number of our customers by seeking opportunities to utilize our technology and experience with convention software to create additional "branded" national services. We believe our ASP offerings (the Internet hosted portion) will also help facilitate this goal though a central marketing and data gathering database. We intend to market our software to new and established convention centers and representatives and to utilize their customer relationships and reputations for quality products to attract new key customers.

Industry Background.
--------------------

The convention software industry includes a significant variety of participants and complex information and transactions. We believe that costs associated with booking, registering and distributing guests, classrooms and exhibitors booths, convention registration-related staffing costs and registration system information technology expenses, represent a significant proportion of total operating costs. Our software, and other software offered by a large number of our competitors, simplifies the complexity of booking and registration information and transaction flows, thereby reducing the distribution costs of courses offered and exhibitors' rental of space. We believe that revenues delivered from electronically booked registrations will increase at a higher rate than overall convention industry revenues, as a greater number of conventions  acquire  electronic  booking  capabilities.  The  registration  and commission payment processes in the convention industry are complex and information intensive. Making a registration requires significant amounts of data, such as rates, features and availability. This complexity is compounded by the need to confirm, revise or cancel registrations, which generally requires that multiple parties have ongoing access to real-time registration information. Similarly, the process of reconciling and paying ticket agencies is based on transaction-specific convention data. In addition, information regarding cancellations and "no-shows" need to be accurately communicated in order to reconcile commission payments.

Registrations by exhibitors for conventions are made by direct registrations by the traditional methods of telephone or facsimile machine to ascertain rates, features and availability and to make registrations. Increasingly, individuals can conduct all aspects of this transaction by central registration and websites.

Registrations by guests for conventions are made either directly by individual travelers or indirectly by intermediaries. Individual travelers typically make direct registrations by the traditional methods of telephone or facsimile machine to ascertain rates, features and availability and to make registrations. Increasingly, individuals can conduct all aspects of this transaction by central registration and ticket agencies websites. Intermediaries for convention registration access information either by telephone, facsimile machine or websites.

A number of current trends are affecting the convention industry:

     o The convention industry has been shifting from manual to electronic means of making guest or exhibitor registrations. As more conventions become electronically bookable, we expect that electronic convention registrations will increase substantially in the United States during the next several years.
     o An increasing number of individual travelers and exhibitors are making convention registrations electronically on the Internet.
     o Convention commissions are becoming increasingly important to ticket agencies as a source of revenue. Ticket agencies desire to increase their revenue by making more convention registrations to offset the effects of increased competition among ticket agencies.
     o Participants in the ticket industry increasingly desire detailed, customized information regarding convention distribution that can be delivered in a timely manner. Much of the information currently available regarding convention distribution does not contain in-depth detail about the information that is valuable to a potential guest.

Website.  We do not currently have a website and this places us at a competitive
--------
disadvantage.  Most of our  competitors  maintain  an Internet  presence,  which includes websites and some Internet advertising. One of our goals is to establish a website to serve as a digital community for businesses and convention attendees. A community website allows interaction and exchange of information between businesses and consumers. For example, our proposed convention community website would allow business and consumers to interact regarding new products, and up-to-date information regarding conventions within the United States and elsewhere, for both the businesses involved and individual attendees. Our proposed digital community website could be developed to allow users to interact with other convention contributors and attendees and obtain advice, products and services from vendors, as well as purchase our software and related products. However, we do not currently have capital available to design and maintain such a website.

Initially, we intend to use our website to provide our information, including our address, telephone number and e-mail address. It will also act as a springboard to our ASP (Application Service Provider) product offerings. We also intend to further develop the website to market the software. We will treat the website as a separate cost center and plan to develop it only as it facilitates growth in revenue and profitability.

If we generate significant revenues from the sale of our software, we plan to expand and design our website to serve as a digital community for businesses and convention attendees. A community website allows interaction and exchange of information between businesses and consumers. For example, our proposed convention community website would allow business and consumers to interact regarding new products, and get up-to-date information regarding conventions within the United States and elsewhere, for both the businesses involved and individual attendees. Our proposed digital community website could be developed to allow users to interact with other convention contributors and attendees and obtain advice, products and services from vendors, as well as purchase our software and related products. We also believe that market opportunities can be developed with the chambers of commerce or tourist and economic development organizations of various cities.

Advertising.  If we generate  significant  revenues,  we anticipate that we will
------------
expand and develop our website as a digital community website for businesses and consumers. If we develop our website as we anticipate, we believe that we will be able to generate advertising revenues from companies seeking to advertise their products and services to the convention community, such as venues, catering companies, etc., and those desiring to advertise on our website. We also recognize the need for effective use of our Internet advertising dollar through effective search engine positioning.

Our Competition.
----------------

The markets in which we anticipate competing are intensely competitive, subject to rapid change, and significantly affected by new product introductions and related marketing activities of industry participants.

Our  competitors  have  longer  operating   histories,   significantly   greater
financial, technical, marketing and other resources than us, significantly greater name recognition and a large installed base of customers. Many of our current competitors have established cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. These cooperative relationships may limit our ability to sell our products.

Accordingly, we are at a competitive disadvantage, especially as we require additional funds to affect our business plan and develop our software. We expect that the competition in this industry will become even more intense as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, all of which will make it harder to market our software. In addition to these well-established competitors, because there are relatively low barriers to entry in the software market, we may encounter additional competition from many established and emerging companies in related industries, such as the travel industry.

Competitors possess industry-specific expertise that may enable them to offer a solution where they already have a reputation among potential customers. There can be no assurance that these competitors, almost all of whom have significantly greater resources than we do, will not market software that has the same features as our software, at a lower price. It is also possible, and even probable given the history of the industry, that new competitors or alliances among competitors will emerge and rapidly acquire significant market share, placing us at a further competitive disadvantage.

Our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products than we can. There is also a substantial risk that announcements of competing products by large competitors could result in the delay or postponement of customer orders in anticipation of the introduction of such new products.

Intellectual Property.
----------------------

Our success depends in part upon our ability to protect our intellectual property and operate without infringing the proprietary rights of other parties. We will only be able to protect our software from unauthorized use by third parties to the extent that our software is covered by valid and enforceable patents and/or copyrights or is effectively maintained as a trade secret. As of April 13, 2005, we had no registered intellectual property of any sort.

Our Research and Development.
-----------------------------

We must spend considerable funds on research and development if our computer software is going to become competitive.

In the years ended December 31, 2003 and December 31, 2002, we spent no funds on research and development. In the year ended December 31, 2004, we spent $12,438 on research and development.

On January 5, 2004, we entered into an agreement with Sierra Strategic Design Inc. to provide software architectural and design services for the re-writing of our convention software. Since January 5, 2004, Sierra Strategic has created a detailed technical document for the current software. Further, Sierra Strategic has created a list of features to be included in the re-writing of our convention software.

We plan to retain Sierra Strategic and the original software developers, Exan Technology, located in Vancouver, Canada, to further refine and develop our software. John DeVries is the sole shareholder, officer and director of Exan Technology. John DeVries, who is an officer, director, and shareholder of the Firm Foundation, which owns 863,125 of our shares, is Mr. Buckley's brother-in-law. We anticipate that it will cost approximately $200,000 to complete all of the developments to re-write the software.

In order to further modify our system, we must raise sufficient capital to retain Sierra Strategic and hire Exan Technology (or another contractor(s) of similar skill) to provide those services. We currently do not have funds available for such modifications.

Our competitors continue to spend significant funds on research and development of their convention industry software, as well as providing additional services, such as booking transportation and lodging, and providing customer support.

Employees.
----------

As of April 13, 2005, we have one officer and director, Mr. Buckley, and no other employees. We anticipate that we will not hire any employees until we have secured adequate financing to meet all or substantially all of our budgeted commitments for the next twelve months. We believe our future success depends in large part upon the continued service of our Mr. Buckley and our ability to attract and retain managerial personnel.

Facilities.
-----------

Our executive, administrative and operating offices are located at 5205 Buchanan Road, Peachland, British Columbia, Canada, VOH 1X1.

Item 2. Description of Property
-------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

Property                               December 31, 2004
--------                               -----------------
Cash                                   $46.00
Software                               $0.00(fully depreciated)

Our Facilities.
---------------

Our sole officer and director is currently providing us with office space at no charge.

Item 3. Legal Proceedings
-------------------------

The Issuer is not, and has not been during the period covered by this report, a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

In the fourth quarter of 2004, no matters were submitted to the Company's security holders.

PART II
-------

Item 5. Market for Common Equity and related Stockholder Matters
----------------------------------------------------------------

(a)  Market Information.

The Company's common equity is not traded on any public market.

(b)  Holders.

The approximate number of holders of record of shares of our common stock is two hundred sixty-six (266).

(c)  Dividends.

The Company has never declared or paid dividends. There are currently no restrictions which limit the ability of the Company to pay dividends in the future.

(d)  Securities authorized for issuance under equity compensation plans.

The Company has never paid compensation to any officer or director, and does not have any compensation plans, involving the issuance of securities or otherwise.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

Twelve month Budget and Activities.  Our 12 month budget is:
-----------------------------------

     =============================================================
       Item                                                Amount
     =============================================================

     Technical Wages or Technical Sub-contract            200,000
      Expense to Sierra Strategic, Exan Technology
     or other contractors (software development
     costs and fees)
     =============================================================
     Marketing and Sales (salaries, marketing             150,000
     collateral, travel) including payments to
     Business World I.T. Inc. or other contractors.
     =============================================================
     Facilities Lease                                      20,000
     =============================================================
     Office Furnishings and Equipment (includes            30,000
     computer equipment)
     =============================================================
     General Admin & Office Expense                        10,000
     =============================================================
     Professional Fees                                     50,000
     =============================================================
     Web site development                                  10,000
     =============================================================
     Working Capital                                       80,000
     =============================================================
        Total for 12 months                              $550,000
     =============================================================

Our failure to obtain $550,000 to complete our twelve-month plan, and potentially additional funds as a result of new business activity and planning, would significantly limit or eliminate our ability to fund our software development, sales and marketing activities, and we would not be able to compete within the convention software industry.

Twelve month Cash  Utilization and Financing.  At December 31, 2004, the date of
---------------------------------------------
our most recent audited financial statements, we had available cash of $46. This cash will last us less than one month from the date of this report. We plan to begin seeking substantial additional funding within the next three months. Until we are able to raise such substantial additional funds, we hope to borrow additional funds from Mr. Buckley to pay our obligations. Initial cash demands in the next three months will be low due to a focus on system architecture and marketing strategy. The majority of technical and marketing expenses will be incurred during months seven to twelve, when the software is being developed and the marketing and sales staff is being fully engaged in the marketplace. We plan to secure technical and marketing guidance in the next six months through major shareholders and their contacts at low to minimal cost. We also plan to avoid securing leased office space until we secure financing.

On January 5, 2004, Business World I.T. Inc. agreed to begin market research, calling of potential customers and preparing sales strategy and literature for us. The agreement with Business World I.T. Inc. has since been revised. We have paid Business World $30,000 (CDN) for their services under the agreement on April 13, 2005. Additionally, on January 5, 2004, we entered into an agreement with Sierra Strategic Design Inc. We had agreed to pay Sierra Strategic $35,000

(CDN) for their services under the agreement. We have paid Sierra Strategic a total of $14,000 (CDN). Sierra Strategic agreed to amend the agreement to accept this $14,000 (CDN) as full consideration for the services rendered to date. Once Business World I.P. IT Inc. completes its work in November 2005, we hope to again retain Sierra Strategic to complete its work under the original contract.

We plan to bring the company into an operational state by securing temporary financing from Mr. Buckley. He recently provided us with temporary debt financing of $29,461. This loan is unsecured, non-interest bearing and is due on demand and was necessary to enable us to conduct our business and pay our obligations, as appropriate. Specifically, we anticipate that such funds from Mr. Buckley will allow us to pay our obligations to Business World I.T. Inc. and to conduct our business to the limited extent needed continue to develop our system architecture and marketing strategy as well as to pay our basic expenses, such as administrative fees, legal fees and accounting fees. We do not anticipate using such funds to pay any past due amounts under our outstanding promissory notes. Additionally, such funds will not allow us to develop our software beyond step 3 of our business plan, detailed above. Development beyond step 3 will require substantial additional financing.. We expect to be able to meet our cash needs for the next six months utilizing loans from shareholders. There can be no assurances that additional loans will be available from shareholders on favorable terms, if at all. Other than the letter agreement with Mr. Buckley, there are no agreements with any shareholders to provide additional loans.

We plan to begin seeking substantial additional funding within the next three months. Our preference is to secure the needed financing within the next three months to avoid very tight schedules within the project plan during months seven to twelve. As of April 13, 2005, we have not secured additional financing. If we do not secure financing by July 2005, we will be forced to revisit our business plan. The consequences of this would be the delay of our software release by at least 6 months.

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

Item 7. Financial Statements
----------------------------

See Index to Financial Statements immediately following the signature page of this Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures

It is the responsibility of the sole office of the Company (who serves as Chief Executive Officer and Chief Financial Officer) to ensure that the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company's disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

As of December 31, 2004, management conducted an evaluation of the Company's disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation, management has concluded that our current disclosure controls and procedures are effective as of December 31, 2004. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2004 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information
--------------------------

None.

PART III
--------

Item 9. Directors, Executive Officers, promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

At the present time, the sole officer of the Company is Peter Buckley, who serves as President, Treasurer and Secretary. The Company's sole director is Peter Buckley. Peter Buckley will serve as director until the next annual meeting of stockholders, or until his death, resignation, retirement, removal, disqualification, and until his successor has been elected and qualified. The biographical information for the Company's director is as follows:

           Name            Age                       Position
           ----            ---                       --------
     Peter C. Buckley      52      President, Secretary, Treasurer, and Director

Peter C. Buckley has been our president, secretary, treasurer, and sole director since December 3, 1998, and he is therefore solely responsible for management of our company. From June 30, 1998 to the present, Mr. Buckley has also been the Secretary and a director of Backup-2-net Services, Inc., which operates an internet service which provides backup and encrypted copies of client's critical files and records. He served as a management consultant to Exan Mercedes, which markets and develops software for dental office management, from September 1997 to June 1998. Mr. Buckley also served as a supervisor for the Oldham Corporation, managing the city of Oldham, England's city maintenance crews from September of 1977 through September 1997. Mr. Buckley currently resides at 5205 Buchanan Road, Peachland, British Columbia, Canada, VOH 1X1. He is David DeVries' uncle and John DeVries' brother-in-law, shareholders who control the voting power, in the aggregate, of 1,283,125 shares of our issued and outstanding common stock by virtue of direct ownership (David DeVries owns 420,000 shares, held in his own name, and John DeVries beneficially owns 863,125 shares held by Firm Foundation, as he is Firm Foundation's sole officer, director and shareholder.

On February 26, 1999, we agreed to purchase software known as "Convention System" from Trans-National Software Distributors, Ltd. in exchange for 9,371,905 of our common shares. At that time, Peter Buckley controlled both Trans-National and us. Peter Buckley remains the president, secretary, treasurer and sole director of Trans-National Software Distributors Ltd.

We plan to bring the company into an operational state by securing temporary financing from Mr. Buckley. He recently provided us with temporary debt financing of $29,461. This loan is unsecured, non-interest bearing and is due on demand. Additionally, by letter dated September 2, 2004, Mr. Buckley has agreed to provide us with those funds which are necessary to enable us to conduct our business and pay our obligations, as appropriate.

Mr. Buckley will hold office until his resignation or removal. He intends to spend 50 per cent of his business time on matters pertaining to us.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Mr. Buckley from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting him of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

Section 16(a) of the Securities exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of a Form 3 furnished to the Company with respect to the year ended December 31, 2004 (no Forms 4 or 5 were filed), to the best of the Company's knowledge, the Company's directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

The Company has not yet adopted a written Code of Ethics, but management intends to do so in the next year.

Item 10. Executive Compensation
-------------------------------

We currently have only one director and one officer, Peter Buckley. He therefore currently controls his own compensation. The following table sets forth the salaries and directors' fees we paid to our executive for the years ended December 31, 2004, December 31, 2003, and December 31, 2002.

Summary Compensation Table.
---------------------------

Person                   Year    Salary    Bonus    Other Annual
                                                    Compensation
---------------------    ----    ------    -----    ------------
Peter Buckley            2004      $0        $0         $0
President, Secretary,    2003      $0        $0         $0
Treasurer, and           2002      $0        $0         $0
Director

Mr. Buckley, our Chief Executive Officer, does not receive, nor has he ever received, any compensation from us. We anticipate compensating Mr. Buckley, and any future executive officers for their future services, only if we obtain adequate financing which would enable us to do so after paying all other necessary operating expenses. Mr. Buckley is presently serving without an employment contract.

Compensation of Directors. Our sole director,  Peter Buckley,  receives no extra
--------------------------
compensation for his service on our Board of Directors.

Stock  Option  Grants.  We have not granted any stock  options to our  executive
----------------------
officer and director since our inception.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of April 13, 2005. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:

    Title of Class              Name and Address of Beneficial               Amount and Nature of         Percent of
                                            Owner                              Beneficial Owner             Class
----------------------   --------------------------------------------   ------------------------------   ------------
     Common Stock                        Peter Buckley                    425,000 shares; president,         4.5%
                                      5205 Buchanan Road                 secretary and sole director,
                                Peachland, B.C. Canada V0H 1X1

     Common Stock                                                           All directors and named          4.5%
                                                                         executive officers as a group

     Common Stock                     Firm Foundation (1)                  863,125 shares; principal
                                    Warrens Industrial Park                       shareholder                9.2%
                                 Warrens, St. Michael Barbados

     Common Stock                        David Goertz                      845,000 shares; principal
                                     #146 - 445 Yates Road                        shareholder                9.0%
                                 Kelowna, B.C., Canada V1V 1Y4

     Common Stock                    453816 B.C. Ltd. (2)                  845,000 shares; principal         9.0%
                         2638 Delahaye Drive shareholder
                                Coquitlam, B.C., Canada V3B 7E7

     Common Stock                         Ken Hogenes                      845,000 shares; principal         9.0%
                         19044 - 32nd Avenue shareholder
                                 Langley, B.C., Canada V3S 4N8

     Common Stock                        Ralph Bromely                     850,000 shares; principal
                                     1861 Mountain Avenue                         shareholder                9.1%
                                 Kelowna, B.C., Canada V1Y 7J4

     Common Stock                          Bob Young                       850,000 shares; principal
                                     1635 Willow Crescent                         shareholder                9.1%
                                 Kelowna, B.C., Canada V1Y 4K4

     Common Stock                      Brent Mussche (3)                   845,000 shares; principal
                                       11727 75a Avenue                           shareholder                9.0%
                                  Delta, B.C., Canada V4C 1J6

     Common Stock                   Hank Van der Woerd (3)                 850,000 shares; principal
                                      2190 McCallum Road                          shareholder                9.1%
                               Abbotsford, B.C., Canada V2S 3P3

     Common Stock                         Terry Scott                      850,000 shares; principal
                                      820 Stonybrook Road                         shareholder                9.1%
                                 Kelowna, B.C., Canada V1W 4P3

(1)  The  sole   officer,   director   and   shareholder   is  Peter   Buckley's
     brother-in-law, John DeVries.
(2)  The majority shareholder is William Gold.
(3)  Brent  Mussche  and Hank Van der  Woerd  are both  brothers-in-law  of John
     DeVries.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Our sole officer and director, Peter Buckley, is the brother-in-law of John DeVries, who is the sole shareholder, president and director of Firm Foundation, and is the uncle of David DeVries. Collectively, David DeVries and John DeVries, through his ownership of Firm Foundation, beneficially own 1,283,125 shares of our common stock.

Shareholders Brent Mussche and Hank Van der Woerd are both brothers-in-law of John DeVries.

Related Party Transactions.
---------------------------

From August 12, 1998 to December 31, 1998, we incurred professional fees amounting to $9,500.00, charged to general and administrative expenses, from BCM Investments, Inc., a corporation controlled by John DeVries, one of our largest stockholders. The transaction was in the normal course of our business and has been recorded in our financial statements at the amount paid, which is estimated to equal the fair value of those services.

We acquired our software from Trans-National Software Distributors, Ltd., our predecessor, by the issuance of 9,371,905 shares of our $.001 par value common stock to that company, which stock ultimately was distributed to the existing shareholders of Trans-National. The shares issued in the transaction involving Trans-National were valued at $9,371.95, or par value. Peter Buckley was an officer, director, and shareholder of Trans-National at the time of that transaction, and he determined the value of the computer software that was transferred. The book value of the software on the books of Trans-National as of February 26, 1999 was $10,000.

We have borrowed $29,461 from Peter Buckley, our President and a stockholder, and $74,867 from another stockholder, Firm Foundation, which loans are unsecured, non-interest bearing and is due on demand. Additionally, by letter dated September 2, 2004, Mr. Buckley has agreed to provide us with those funds which are necessary to enable us to conduct our business and pay our obligations, as appropriate.

There are also outstanding promissory notes, held by our stockholders, as follows:

Note Holder                            Amount
-----------                           -------
Peter Buckley                          900.00
Ralph Bromley                          900.00
Ingrid Wagner                          900.00
David DeVries                          900.00
Luke Stack                             900.00
Dave Goertz                            900.00
453816 BC Ltd.                         900.00
Ken Hogenes                            900.00
Bob Young                              900.00
Sandra Devries                         900.00
Joanna Devries                         900.00
       Total promissory              9,900.00
       notes outstanding

All of the above promissory notes in this table are unsecured, non-interest bearing and due on demand or payable within one year of the balance sheet date. In December 2003, Peter Buckley, Ralph Bromley, Ingrid Wagner, David DeVries,

Luke Stack, Dave Goertz, and Firm Foundation renewed their promissory notes with a due date of December 16, 2005. The notes held by 453816 BC Ltd., Ken Hogenes, Bob Young, and Joanna Devries were due on March 16, 2001 and are now in default. The shareholders have taken no action against us for these overdue notes.

On November 13, 2003, BCM Investments, Inc., a corporation controlled by John DeVries (who also controls Firm Foundation, one of our largest stockholders), surrendered its 10,300 shares for cancellation by us. On that date, we cancelled these shares. No funds were paid in connection with the cancellation of these shares. The management of BCM informed us that BCM has become a dormant entity and the cancellation constitutes a corporate action by BCM to clean up its outstanding assets. The management of BCM considered its 10,300 share investment in us to be of little or no value, and they deemed it appropriate to request cancellation of the shares and thereby remove the shares from the books and records of BCM.

On January 5, 2004, Business World I.T. Inc. agreed to begin market research, calling of potential customers and preparing sales strategy and literature for us. We have paid Business World $30,000 (CDN) for their services under the agreement. Business World is controlled by Ted DeVries, an experienced marketer and salesman. Ted DeVries is a brother to John DeVries, who is also an officer, director, and shareholder of the Firm Foundation, which owns 863,125 of our shares.

We plan to bring the company into an operational state by securing temporary financing from Mr. Buckley. He recently provided us with temporary debt financing of $29,461. This loan is unsecured, non-interest bearing and is due on demand. Additionally, by letter dated September 2, 2004, Mr. Buckley has agreed to provide us with those funds which are necessary to enable us to conduct our business and pay our obligations, as appropriate.

Item 13. Exhibits
-----------------

The following documents have been filed as a part of this annual report:

Exhibit No.
-----------

3.1            *Articles of Incorporation (Charter Document)
3.2            *Bylaws
10.0           *Bill of Sale and Exchange Agreement
10.1 **Contract for Services between Sierra Strategic Design, Inc. and Zomex Distribution Inc., dated as of January 5, 2004
10.1.1 ****Amendment to Contract for Services between Sierra Strategic Design, Inc. and Zomex Distribution Inc., dated as of August 26, 2004
10.2 **Contract for Services between Business World I.T. Inc. and Zomex Distribution Inc., dated as of January 5, 2004
10.2.1 ***Amendment to Contract for Services between Business World I.T. Inc. and Zomex Distribution Inc., dated as of June 30, 2004
10.3           **Promissory Note held by Peter Buckley
10.4           **Promissory Note held by Ralph Bromley
10.5           **Promissory Note held by Ingrid Wagner
10.6           **Promissory Note held by David DeVries

10.7           **Promissory Note held by Luke Stack
10.8           **Promissory Note held by Dave Goertz
10.9           **Promissory Note held by 453816 BC Ltd.
10.10          **Promissory Note held by Ken Hogenes
10.11          **Promissory Note held by Bob Young
10.12          **Promissory Note held by Sandra Devries
10.13          **Promissory Note held by Joanna Devries
10.14 ****Continued Funding Commitment Letter from Peter Buckley to Zomex Distribution Inc., dated as of September 2, 2004
31.0           Rule 13A-14(A) Certification
32.0 Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*Previously filed with the Securities and Exchange Commission on July 25, 2001 as exhibits to our Registration Statement on Form SB-2.
** Previously filed with the Securities and Exchange Commission on March 26, 2004 as exhibits to our Registration Statement on Form SB-2.
*** Previously filed with the Securities and Exchange Commission on July 20, 2004 as exhibits to our Registration Statement on Form SB-2. **** Previously filed with the Securities and Exchange Commission on October 16, 2004 as exhibits to our Registration Statement on Form SB-2.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees

The aggregate fees of KPMG LLP for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2004 totaled $11,000.

Audit-Related Fees

The aggregate fees billed by KPMG LLP for audit related services for the year ended December 31, 2004, and which are not disclosed in "Audit Fees" above, were $nil

Tax Fees

The aggregate fees billed by KPMG LLP for tax compliance for the year ended December 31, 2004 was $nil.

All Other Fees

The aggregate fees billed by KPMG LLP for services other than those described above, for the year ended December 31, 2004, were $nil.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOMEX DISTRIBUTION, INC.
Dated: April 13, 2005

By:   /s/ Peter Buckley
   -----------------------------------------
Name:  Peter Buckley
Title: President and Chief Executive Officer
Treasurer and Principal Accounting Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Dated: April 13, 2005

By:   /s/ Peter Buckley
   -----------------------------------------
Name:  Peter Buckley
Title: President and Chief Executive Officer
Treasurer and Principal Accounting Officer
Director

                            ZOMEX DISTRIBUTION, INC.

                          INDEX TO FINANCIAL STATEMENTS


Item                                                          Page No.
----                                                          --------

Independent Auditor's Report                                   F-1

Financial Statements                                           F-2

Notes to Financial Statements                                  F-6

                             Financial Statements

                             ZOMEX DISTRIBUTION INC.
                             -----------------------

                             (A Development Stage Enterprise)

                             $ United States

                             December 31, 2004 and 2003

[K][P][M][G]

KPMG LLP
Chartered Accountants                                   Telephone (250) 979-7150
300 - 1674 Bertram Street                               Telefax (250) 763-0044
Kelowna, BC V1Y 9G4                                     www.kpmg.ca
Canada






INDEPENDENT AUDITORS' REPORT
----------------------------

To the Directors and Stockholders of Zomex Distribution Inc.

We have audited the accompanying balance sheets of Zomex Distribution Inc. as of December 31, 2004 and 2003, and the related statements of loss, stockholders' deficiency and comprehensive loss and cash flows for the years then ended and cumulative from inception (August 12, 1998) to December 31, 2004. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Zomex Distribution Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and cumulative from inception (August 12, 1998) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(a) to the financial statements, the Company has an accumulated deficit and has incurred negative cash flows from operating activities, factors that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 1(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP


Chartered Accountants

Kelowna, Canada

March 16, 2005








[ ][ ][ ][ ]   KPMG  LLP,  s  Canadian  limited  liability  partnership  is  the
               Canadian Member of KPMG International, a Swiss nonoperating association.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Balance Sheets

$ United States

December 31, 2004 and 2003

------------------------------------------------------------------------------------------------
                                                                        2004                2003
------------------------------------------------------------------------------------------------

Assets

Current assets
    Cash                                                    $            46     $            20
------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Deficiency

Current liabilities:
   Accounts payable                                         $        13,177     $          -
   Stockholder loan (note 2)                                        104,328              74,867
   Promissory notes (note 3)                                          9,900               3,600
   ---------------------------------------------------------------------------------------------
                                                                    127,405              78,467

Promissory notes (note 3)                                              -                  6,300

Stockholders' deficiency
   Capital stock
      Authorized:
          10,000,000 non-voting preferred shares with a
                     par value of $0.001 each
         100,000,000 common shares with a par value of
                     $0.001 each
      Issued:
           9,361,605 (2003 - 9,361,605) common shares                 9,362               9,362
           Additional paid-in capital                                    10                  10
   Deficit accumulated during the development stage                (136,731)            (94,119)
   ---------------------------------------------------------------------------------------------
                                                                   (127,359)            (84,747)
Subsequent event (note 4)
------------------------------------------------------------------------------------------------
                                                            $            46     $            20
------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Statements of Loss

$ United States


-----------------------------------------------------------------------------------------------------
                                               From inception                Year ended December 31,
                                             (August 12, 1998)   ------------------------------------
                                         to December 31, 2004                2004                2003
-----------------------------------------------------------------------------------------------------

Expenses
   General and administrative                $       114,921     $        30,174     $        35,407
   Software development                               12,438              12,438                -
   Depreciation                                        9,372                -                   -
   --------------------------------------------------------------------------------------------------
                                                     136,731              42,612              35,407

-----------------------------------------------------------------------------------------------------
Loss                                         $      (136,731)    $       (42,612)    $       (35,407)
-----------------------------------------------------------------------------------------------------


Weighted average number of  common
shares outstanding, basic and diluted              8,578,363           9,361,605           9,370,522

Loss per common share, basic and diluted     $         (0.02)    $         (0.00)    $         (0.00)
-----------------------------------------------------------------------------------------------------

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Statement of Stockholders' Deficiency and Comprehensive Loss

$ United States

Years ended December 31, 2004, 2003, 2002, 2001 and 2000 and period from inception (August 12, 1998) to December 31, 2004.

-------------------------------------------------------------------------------------------------------------------
                                               Capital Stock
                                           ---------------------                           Deficit
                                                                                       Accumulated
                                                Common Shares          Additional       During the
                                                -------------             Paid-in      Development
                                           Number           Amount        Capital            Stage            Total
-------------------------------------------------------------------------------------------------------------------


Balance at inception,
  (August 12, 1998)                         -       $        -       $      -       $        -       $        -

Comprehensive loss
   Loss                                     -                -              -              (9,590)          (9,590)

-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  -                -              -              (9,590)          (9,590)

Shares issued on acquisition
   of software                         9,371,905            9,372           -                -               9,372

Comprehensive loss
   Loss                                     -                -              -              (4,736)          (4,736)

-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999             9,371,905            9,372           -             (14,326)          (4,954)

Comprehensive loss
   Loss                                     -                -              -              (4,746)          (4,746)

-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             9,371,905            9,372           -             (19,072)          (9,700)

Comprehensive loss
   Loss                                     -                -              -             (36,345)         (36,345)

-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001             9,371,905            9,372           -             (55,417)         (46,045)

Comprehensive loss
   Loss                                     -                -              -              (3,295)          (3,255)

-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002             9,371,905            9,372           -             (58,712)         (49,340)

Shares surrendered and cancelled         (10,300)             (10)            10             -                -

Comprehensive loss
   Loss                                     -                -              -             (35,407)         (35,407)

-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003             9,361,605            9,362             10          (94,119)         (84,747)

Comprehensive loss
   Loss                                     -                -              -             (42,612)         (42,612)

-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004             9,361,605    $       9,362    $        10    $    (136,731)   $    (127,359)
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Statements of Cash Flows

$ United States

--------------------------------------------------------------------------------------------------------
                                                  From inception                 Year ended December 31,
                                               (August 12, 1998)    ------------------------------------
                                            to December 31, 2004                2004                2003
--------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities
  Cash paid to service providers (note 5)       $      (114,182)    $       (29,435)    $       (35,407)

Financing activities
   Loan from stockholder                                104,328              29,461              35,347
   Proceeds from issuance on
     promissory notes                                    16,200                -                   -
   Repayment of promissory notes                         (6,300)               -                   -
   -----------------------------------------------------------------------------------------------------
                                                        114,228              29,461              35,347

--------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                  46                  26                 (60)

Cash, beginning of period                                  -                     20                  80

--------------------------------------------------------------------------------------------------------
Cash, end of period                             $            46     $            46     $            20
--------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
   Interest paid                                $          -        $          -        $          -
   Income taxes paid                                       -                   -                   -


Non-cash investing and financing activities
   Shares issued on acquisition of software     $         9,372     $          -        $          -
--------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Notes to Financial Statements

$ United States

Years ended December 31, 2004 and 2003

--------------------------------------------------------------------------------


The Company was incorporated under the laws of the State of Nevada on August 12, 1998. The Company's principal activity is software development.

1.   Significant accounting policies:
     --------------------------------

     (a)  Going concern

          These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, the Company has not generated revenues and has an accumulated deficit since inception of $136,731 to December 31, 2004. As at December 31, 2004, the Company had a working capital deficiency of $127,359 and has promissory notes payable of $3,600, which are overdue and are now due on demand (note 3). These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and to receive continued financial support from its stockholders and other investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Management's plans with respect to generating future profitable operations include the development of its software, which management estimates will require $550,000 of development expenditures over the next twelve months. In addition, management anticipates that certain stockholders will provide additional funds in the form of stockholder loans to finance continued operations and that the Company will be able to obtain additional funding through public or private sales of its securities. Such financing may not be available or may not be available on reasonable terms. To date, the Company has only received a verbal commitment of $30,000 from the Company's sole Director. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising financing, the Company will be required to cease operations.

     (b)  Income taxes

          The Company accounts for income taxes by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Although the Company has loss carryforwards available, no amount has been reflected on the balance sheet for deferred income taxes as any deferred income tax asset has been fully offset by a valuation allowance.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Notes to Financial Statements (continued)

$ United States

Years ended December 31, 2004 and 2003

--------------------------------------------------------------------------------


1.   Significant accounting policies (continued):
     --------------------------------------------


     (c)  Loss per share

          Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. As the Company has a loss in each of the periods presented, basic and diluted loss per share are the same.

     (d)  Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Management reviews these estimates on an annual basis and, where necessary, makes adjustments prospectively.

     (e)  Financial instruments

          The fair value of cash and accounts payable and accrued liabilities approximate their carrying value due to the relatively short period to their maturity. The fair value of promissory notes payable and the stockholder loan are not determinable due to the related party nature of the amounts and absence of an active trading market for such instruments. The maximum credit risk exposure for all financial assets is the carrying amount of that asset. (f) Recent accounting pronouncements

          During January 2003, the FASB initially issued, and then subsequently revised, its Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company was required to apply the consolidation provisions of the interpretation in fiscal 2004. Implementation of Interpretation No. 46, as revised, has not had a material effect on the Company's financial position or results of its operations.

          In May 2003,  the FASB  issued SFAS No.  150,  Accounting  for Certain
          Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The implementation of this standard has not had a material impact on the Company's financial position or results of its operations.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Notes to Financial Statements (continued)

$ United States

Years ended December 31, 2004 and 2003

--------------------------------------------------------------------------------


     (g)  Recent accounting pronouncements (continued)

          FASB issued a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The compensation cost is to be recognized over the service period which is determined by the vesting period. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of a revised SFAS 123 will impact the Company's operating expenses and shareholders' equity (deficiency) to the extent that the Company issues stock options in consideration for services in the future.

2.   Stockholder loan:
     -----------------

     The stockholder loan is unsecured, non-interest bearing and is due on demand.

3.   Promissory notes:
     -----------------

     The  promissory  notes  are  unsecured,   non-interest   bearing  and  were
     originally due on March 16, 2001. On December 16, 2003, holders of promissory notes totaling $6,300 agreed to renew their promissory notes with a due date of December 15, 2005. All of the promissory notes are payable to related parties who are stockholders of the Company. Promissory notes payable totaling $3,600 which were not been renewed, are due on demand and the note holders have taken no action to enforce repayment. As all promissory notes are either due on demand or payable within one year of the balance sheet date, they have been classified as current liabilities.

4.   Subsequent event:
     -----------------

     Prior to December 31, 2004, the Company entered into a contractual agreement with a commonly owned company for market research activities for fees of approximately CDN $30,000. Approximately CDN $20,000 is expected to be incurred within the year ended December 31, 2005.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Notes to Financial Statements (continued)

$ United States

Years ended December 31, 2004 and 2003

--------------------------------------------------------------------------------


5.   Supplementary cash flow information
     -----------------------------------

     Reconciliation of loss to cash used in operating activities

     -------------------------------------------------------------------------------------------------
                                                From inception                 Year ended December 31,
                                             (August 12, 1998)    ------------------------------------
                                          to December 31, 2003                2004                2003
     -------------------------------------------------------------------------------------------------

     Loss                                     $      (136,731)    $       (42,612)    $       (35,407)
     Non-cash item - deprecation                        9,372                 -                  -
     Change in non-cash operating
       working capital - accounts payable              13,177               13,177               -

     -------------------------------------------------------------------------------------------------
     Cash used in operating activities        $      (114,182)    $       (29,435)    $       (35,407)
     -------------------------------------------------------------------------------------------------

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.
-----------

3.1            *Articles of Incorporation (Charter Document)
3.2            *Bylaws
10.0           *Bill of Sale and Exchange Agreement
10.1 **Contract for Services between Sierra Strategic Design, Inc. and Zomex Distribution Inc., dated as of January 5, 2004
10.1.1 ****Amendment to Contract for Services between Sierra Strategic Design, Inc. and Zomex Distribution Inc., dated as of August 26, 2004
10.2 **Contract for Services between Business World I.T. Inc. and Zomex Distribution Inc., dated as of January 5, 2004
10.2.1 ***Amendment to Contract for Services between Business World I.T. Inc. and Zomex Distribution Inc., dated as of June 30, 2004
10.3           **Promissory Note held by Peter Buckley
10.4           **Promissory Note held by Ralph Bromley
10.5           **Promissory Note held by Ingrid Wagner
10.6           **Promissory Note held by David DeVries
10.7           **Promissory Note held by Luke Stack
10.8           **Promissory Note held by Dave Goertz
10.9           **Promissory Note held by 453816 BC Ltd.
10.10          **Promissory Note held by Ken Hogenes
10.11          **Promissory Note held by Bob Young
10.12          **Promissory Note held by Sandra Devries
10.13          **Promissory Note held by Joanna Devries
10.14 ****Continued Funding Commitment Letter from Peter Buckley to Zomex Distribution Inc., dated as of September 2, 2004
31.0           Rule 13A-14(A) Certification
32.0 Certification Pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to SECTION 906 of the Sarbanes-Oxley Act of 2002

*Previously filed with the Securities and Exchange Commission on July 25, 2001 as exhibits to our Registration Statement on Form SB-2.
** Previously filed with the Securities and Exchange Commission on March 26, 2004 as exhibits to our Registration Statement on Form SB-2.
*** Previously filed with the Securities and Exchange Commission on July 20, 2004 as exhibits to our Registration Statement on Form SB-2. **** Previously filed with the Securities and Exchange Commission on October 16, 2004 as exhibits to our Registration Statement on Form SB-2.