Form 10QSB
period 2005-03-31
ZOMEX DISTRIBUTION INC
filed 2005-05-20
CIK 1070639

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to             .
                                         -------------     ------------

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

At May 20, 2005, the registrant had 9,361,605 shares of Common Stock, no par value, issued and outstanding.

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

                             Three months ended March 31, 2005

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Balance Sheets

$ United States

March 31, 2005 and December 31, 2004

--------------------------------------------------------------------------------------------------------
                                                                             March 31,
                                                                                  2005      December 31,
                                                                           (Unaudited)              2004
--------------------------------------------------------------------------------------------------------

Assets

Current assets
   Cash                                                                 $      28,189     $          46
--------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Deficiency

Current liabilities:
   Accounts payable and accrued liabilities                             $       8,777    $       13,177
   Stockholders' loans (note 2)                                               139,353           104,328
   Promissory notes (note 3)                                                    9,900             9,900
   -----------------------------------------------------------------------------------------------------
                                                                              158,030           127,405

Stockholders' deficiency:
   Capital stock:
      Authorized:
         10,000,000 non-voting preferred shares with a par value of
         $0.001 each
         100,000,000 common shares with a par value of $0.001 each,
      Issued:
         9,361,605 common shares (December 31, 2004 - 9,361,605)                9,362             9,362
         Additional paid-in capital                                                10                10
   Deficit accumulated during the development stage                          (139,213)         (136,731)
   -----------------------------------------------------------------------------------------------------
                                                                             (129,841)         (127,359)

Commitments (note 4)
--------------------------------------------------------------------------------------------------------
                                                                        $      28,189     $          46
--------------------------------------------------------------------------------------------------------


See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Statements of Loss
(Unaudited)

$ United States

-------------------------------------------------------------------------------------------------
                                                From Inception       Three months ended March 31,
                                            (August 12, 1998),       ----------------------------
                                             to March 31, 2005              2005             2004
-------------------------------------------------------------------------------------------------

Expenses
   General and administrative                 $       117,403     $       2,482    $       4,129
   Software development costs                          12,438                 -            4,100
   Depreciation                                         9,372                 -                -
   ----------------------------------------------------------------------------------------------
                                                      139,213             2,482            8,229

-------------------------------------------------------------------------------------------------
Loss                                          $      (139,213)    $      (2,482)   $      (8,229)
-------------------------------------------------------------------------------------------------


Weighted average number of common
  shares outstanding, basic and diluted             8,607,467         9,361,605        9,361,605

Loss per common share,basic and diluted       $         (0.02)    $       (0.00)   $       (0.00)
-------------------------------------------------------------------------------------------------


See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Statement of Stockholders' Deficiency and Comprehensive Loss

$ United States

-------------------------------------------------------------------------------------------------------------
                                              Capital Stock
                                           --------------------                        Deficit
                                                                                   Accumulated
                                              Common Shares         Additional      During the
                                              -------------            Paid-in     Development
                                           Number        Amount        Capital           Stage          Total
-------------------------------------------------------------------------------------------------------------


Balance at inception,
  (August 12, 1998)                            -   $         -    $         -    $         -     $         -

Comprehensive loss
   Loss                                        -             -              -          (9,590)        (9,590)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                     -             -              -          (9,590)        (9,590)

Shares issued on acquisition
  of software                          9,371,905         9,372              -               -          9,372

Comprehensive loss
   Loss                                        -             -              -          (4,736)        (4,736)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999             9,371,905         9,372              -         (14,326)        (4,954)

Comprehensive loss
   Loss                                        -             -              -           4,746)        (4,746)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             9,371,905         9,372              -         (19,072)        (9,700)

Comprehensive loss
   Loss                                        -             -              -         (36,345)       (36,345)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001             9,371,905         9,372              -         (55,417)       (46,045)

Comprehensive loss
   Loss                                        -             -              -          (3,295)        (3,255)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002             9,371,905         9,372              -         (58,712)       (49,340)

Shares surrendered and cancelled         (10,300)          (10)            10               -              -

Comprehensive loss
   Loss                                        -             -              -         (35,407)       (35,407)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003             9,361,605         9,362             10         (94,119)       (84,747)

Comprehensive loss
   Loss                                        -             -              -         (42,612)       (42,612)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004             9,361,605         9,362             10        (136,731)      (127,359)

Comprehensive loss
   Loss                                        -             -              -          (2,482)        (2,482)
-------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005
  (unaudited)                          9,361,605   $     9,362    $        10    $   (139,213)   $  (129,841)
-------------------------------------------------------------------------------------------------------------


See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

$ United States

------------------------------------------------------------------------------------------------------
                                                     From Inception       Three months ended March 31,
                                                 (August 12, 1998),       ----------------------------
                                                  to March 31, 2004              2005             2004
------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
   Cash paid to service providers (note 4)         $      (121,064)    $      (6,882)   $      (8,229)

Financing activities:
   Loans from stockholders                                 139,353            35,025            8,690
   Proceeds from issuance of promissory
     notes                                                  16,200                 -                -
   Repayment of promissory notes                            (6,300)                -                -
   ---------------------------------------------------------------------------------------------------
                                                           152,268            35,025            8,690

------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                 28,189            28,143              461

Cash, beginning of period                                        -                46               20

------------------------------------------------------------------------------------------------------
Cash, end of period                                $        28,189     $      28,189    $         481
------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
   Interest paid                                   $             -     $           -    $           -
   Income taxes paid                                             -                 -                -
   ---------------------------------------------------------------------------------------------------

Non-cash financing and investing activities:
   Shares issued on acquisition of software        $         9,372     $           -    $           -
   ---------------------------------------------------------------------------------------------------


See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Notes to Interim Financial Statements
(Unaudited)

$ United States

Three months ended March 31, 2005

--------------------------------------------------------------------------------


1.    Significant accounting policies:
--------------------------------------

      (a)   Going concern

            These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, the Company has not generated revenues, has an accumulated deficit since inception of $139,213 to March 31, 2005. As at March 31, 2005, the Company had a working capital deficiency of $129,841 and has promissory notes payable of $3,600, which are overdue and are now due on demand (note 3). These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and to receive continued financial support from its stockholders and other investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            Management's plans with respect to generating future profitable operations include the development of its software, which management estimates will require $550,000 of development expenditures over the next twelve months. In addition, management anticipates that certain stockholders will provide additional funds in the form of stockholder loans to finance continued operations and that the Company will be able to obtain additional funding through public or private sales of its securities. Such financing may not be available or may not be available on reasonable terms. To March 31, 2005, the Company has only received $35,025 from the Company's sole Director. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising financing, the Company will be required to cease operations.

      (b)   General

            The information included in the accompanying interim financial statements has been prepared by management, is unaudited and should be read in conjunction with the annual audited financial statements and notes for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.    Stockholder loans:
------------------------

      The loans from stockholders are unsecured, non-interest bearing and are due on demand.

ZOMEX DISTRIBUTION INC.
-----------------------
(A Development Stage Enterprise)
Notes to Interim Financial Statements
(Unaudited)

$ United States

Three months ended March 31, 2005

--------------------------------------------------------------------------------


3.    Promissory notes:
-----------------------

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

4.    Commitments:
------------------

      In the three months ended March 31, 2005, the Company entered into a contractual agreement with a commonly owned company for market research activities for fees of approximately CDN $30,000. Approximately CDN
      $20,000 is expected to be incurred within the year ended December 31, 2005.

5.    Supplementary cash flow information:
------------------------------------------

      Reconciliation of loss to cash used in operating activities

      -------------------------------------------------------------------------------------------------
                                                      From Inception       Three months ended March 31,
                                                  (August 12, 1998),       ----------------------------
                                                   to March 31, 2005              2005             2004
      -------------------------------------------------------------------------------------------------

      Loss                                          $      (139,213)    $      (2,482)   $      (8,229)
      Non-cash items - depreciation                           9,372                 -                -
      Change in non-cash operating working
        capital - account payable and accrued
        liabilities                                           8,777            (4,400)               -

      -------------------------------------------------------------------------------------------------
      Cash used in operating activities             $      (121,064)    $      (6,882)   $      (8,229)
      -------------------------------------------------------------------------------------------------

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

Our Plan of Operation for the Next Twelve Months. Our plan of operations for the
-------------------------------------------------
next twelve months is contingent upon raising the necessary funds to implement this business plan. If we raise such funds, we plan to focus on seven key steps during the next twelve months:

      1.    Document all current features (within the existing software) and add
            --------------------------------------------------------------------
            new features to create a  comprehensive  feature list.  This feature
            ------------------------------------------------------
            list will be determined, cooperatively, with our marketing and sales staff (or subcontractors if we have not yet hired a marketing and sales staff). We plan to call the new version of our software, running under Windows, "Version 1." The original software (written in UNIX) is acting as a template and prototype for functionality and features. We do not plan to further develop the UNIX software we acquired from Trans-National. We believe the original software has good features but is technically dated, lacks a contemporary look and feel, and needs to be updated for the best market penetration. As well, at this step, we will incorporate the architecture for the ASP (Internet-facing) features. We believe that Microsoft Windows, and not OS/2 or UNIX, will provide us with the best probability of market success.

      2.    Define a new software and hardware system architecture document that
            --------------------------------------------------------------------
            is suitable for our business and market  objectives.  This  document
            ----------------------------------------------------
            will detail our software and hardware strategy, key techniques, main software components and modules and how the main pieces fit together. The detailed software specifications proceed from this document. We expect that the product modules will be developed mainly for small and mid-volume client applications. However, we do plan to anticipate for market growth and higher volume clients within our base architecture.

      3.    Determine the  appropriate  software design  specification  from the
            --------------------------------------------------------------------
            system architecture  document. The design specification will be used
            ------------------------------
            by the programmers to write the software code.

      4.    Write the software code and prepare for sales.  The programmers will
            ----------------------------------------------
            write the Version 1 software.

      5.    Prepare  for  sales and  marketing.  Marketing  and sales  personnel
            -----------------------------------
            (either employees or independent contractors if we have not yet hired such employees) will create the marketing approach and define the sales approach.

      6.    Perform Test and Quality  Assurance.  Testing and quality  assurance
            ------------------------------------
            will be performed on the developed software.

      7.    Begin  Selling.  We will  release  the  Version  1  software  to our
            ---------------
            marketing and sales personnel (either employees or independent contractors if we have not yet hired such employees). Marketing and sales will have been concurrently working and preparing the marketplace.

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

In connection with these steps, we also plan to retain the original software developers, Exan Technology, located in Vancouver, Canada, to further refine and develop our software. John DeVries is the sole shareholder, officer and director of Exan Technology. John DeVries, who is an officer, director, and shareholder of the Firm Foundation, which owns 863,125 of our shares, is the brother-in-law of Peter Buckley, our sole Director. We anticipate that it will cost approximately $200,000 to complete all of the developments to re-write the software. We must raise sufficient capital to retain Sierra Strategic and hire Exan Technology (or another contractor(s) of similar skill) to provide those services. We currently do not have funds available for such modifications.

Additionally, on January 5, 2004, Business World I.T. Inc. agreed to begin market research, calling of potential customers and preparing sales strategy and literature for us.

Twelve month Budget and Activities. Our 12 month budget is:
-----------------------------------

Item                                                       Amount
======================================================   =========
Technical Wages or Technical Sub-contract Expense to     200,000
Sierra Strategic, Exan Technology or other contractors
(software development costs and fees)
======================================================   =========
Marketing and Sales (salaries, marketing collateral,     150,000
travel) including payments to Business World I.T. Inc.
or other contractors.
======================================================   =========
Facilities Lease                                         20,000
======================================================   =========
Office Furnishings and Equipment (includes computer      30,000
equipment)
======================================================   =========
General Admin & Office Expense                           10,000
======================================================   =========
Professional Fees                                        50,000
======================================================   =========
Web site development                                     10,000
======================================================   =========
Working Capital                                          80,000
======================================================   =========
   Total for 12 months                                   $550,000
======================================================   =========


Our failure to obtain $550,000 to complete our twelve-month plan, and potentially additional funds as a result of new business activity and planning, would significantly limit or eliminate our ability to fund our software development, sales and marketing activities, and we would not be able to compete within the convention software industry.

Twelve month Cash  Utilization and Financing.  At December 31, 2004, the date of
---------------------------------------------
our most recent audited financial statements, we had available cash of $46, and at March 31, 2005, we had available cash of $28,189. This cash will last us less than one month from the date of this report. We plan to begin seeking substantial additional funding within the next three months. Until we are able to raise such substantial additional funds, we hope to borrow additional funds from Mr. Buckley to pay our obligations. Initial cash demands in the next three months will be low due to a focus on system architecture and marketing strategy. The majority of technical and marketing expenses will be incurred during months seven to twelve, when the software is being developed and the marketing and sales staff is being fully engaged in the marketplace. We plan to secure technical and marketing guidance in the next six months through major shareholders and their contacts at low to minimal cost. We also plan to avoid securing leased office space until we secure financing.

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

We plan to begin seeking substantial additional funding within the next three months. Our preference is to secure the needed financing within the next three months to avoid very tight schedules within the project plan during months seven to twelve. As of May 10th, 2005, we have not secured additional financing. If we do not secure financing by July 2005, we will be forced to revisit our business plan. The consequences of this would be the delay of our software release by at least 6 months.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures. Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

There were no defaults upon senior securities in the quarter. However all of the Company's liabilities are due on demand or are due prior to December 31, 2005. Holders of promissory notes due on demand have not demanded payment as of the date of this report.

ITEM 5.  OTHER INFORMATION
--------------------------

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits
------------------------------------------------------

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

                                                Zomex Distribution, Inc.
                                                ------------------------
                                                (Registrant)


                                                /s/ Peter Buckley
                                                --------------------------------
                                                Peter Buckley
                                                Chief Executive Officer
                                                (Duly Authorized Officer)

                                                Date: May 20, 2005



                                                /s/ Peter Buckley
                                                --------------------------------
                                                Peter Buckley
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                                Date: May 20, 2005

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