Form 10QSB
period 2005-06-30
ZOMEX DISTRIBUTION INC
filed 2005-08-22
CIK 1070639

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 0 - 51017

ZOMEX DISTRIBUTION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0412333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5205 Buchanan Road, Peachland, British Columbia, Canada, VOH 1X1
(Address of principal executive offices)

(250) 767-2986
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [  ]

At August 19, 2005, the registrant had 9,361,605 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [x]

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Balance Sheets

$ United States

June 30, 2005 and December 31, 2004

                                                                                                                        June 30,
                                                                                                                             2005           December 31,
                                                                                                                    (Unaudited)                         2004

Assets

Current asset
      Cash                                                                                                  $           4,418          $              46

Liabilities and Stockholders’ Deficiency

Current liabilities:
    Accounts payable and accrued liabilities                                               $           2,889            $        13,177
    Stockholders’ loans (note 2)                                                                         147,343                    104,328
    Promissory notes (note 3)                                                                                 9,900                        9,900

                                                                                                                        160,132                    127,405

Stockholders’ deficiency:
  Capital stock:
      Authorized:
           10,000,000  non-voting preferred shares with a par value of $0.001 each
         100,000,000  common shares with a par value of $0.001 each,
       Issued:
             9,361,605  common shares                                                                     9,362                        9,362
            Additional paid-in capital                                                                               10                             10
  Deficit accumulated during the development stage                                          (165,086)                  (136,731)

                                                                                                                      (155,714)                  (127,359)

                                                                                                              $            4,418           $              46

See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Statements of Loss
(Unaudited)

$ United States

                                               From Inception
                                          (August 12, 1998)               Three months ended June 30,             Six months ended June 30,
                                            to June 30, 2005                      2005                      2004                    2005                     2004

Expenses
     General and
       administrative                 $          127,251            $          9,848        $        6,478         $       12,330       $         10,607
     Software
       development costs                        28,463                      16,025                  8,338                  16,025                 12,438
     Depreciation                                     9,372                           –                         –                           –                          –

                                                         165,086                      25,873                14,816                  28,355                 23,045

Loss                                    $          (165,086)           $      (25,873)       $     (14,816)        $      (28,355)      $      (23,045)

Weighted average
   number of common
   shares outstanding,
   basic and diluted                         8,634,777                  9,361,605           9,361,605              9,361,605           9,361,605

Loss per common share,
   basic and diluted               $               (0.01)            $           (0.00)       $         (0.00)         $         (0.00)      $          (0.00)

See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Statement of Stockholders' Deficiency and Comprehensive Loss

$ United States

                                                              Capital Stock                                               Deficit
                                                                                                                      Accumulated
                                                                                                 Additional           During the
                                                             Common Shares                Paid-in       Development
                                                       Number             Amount           Capital                 Stage              Total

Balance at inception,
(August 12, 1998)                                 –            $         –           $         –            $         –         $           –

Comprehensive loss
   Loss                                                    –                       –                    –                  (9,590)              (9,590)

Balance, December 31, 1998                  –                       –                    –                  (9,590)              (9,590)

Shares issued on acquisition
   of software                                9,371,905                9,372                 –                       –                   9,372

Comprehensive loss
      Loss                                                 –                       –                     –                  (4,736)             (4,736)

Balance, December 31, 1999       9,371,905                9,372                  –                (14,326)            (4,954)

Comprehensive loss
      Loss                                                 –                       –                     –                    4,746)            (4,746)

Balance, December 31, 2000       9,371,905                9,372                  –                (19,072)            (9,700)

Comprehensive loss
      Loss                                                 –                       –                     –                (36,345)           (36,345)

Balance, December 31, 2001       9,371,905                9,372                  –                (55,417)           (46,045)

Comprehensive loss
      Loss                                                –                        –                     –                  (3,295)             (3,255)

Balance, December 31, 2002       9,371,905                9,372                  –                (58,712)           (49,340)

Shares surrendered and cancelled     (10,300)                  (10)                 10                     –                       –

Comprehensive loss
      Loss                                                –                        –                      –                (35,407)           (35,407)

Balance, December 31, 2003        9,361,605               9,362                  10               (94,119)           (84,747)

Comprehensive loss
     Loss                                                 –                        –                      –                 (23,045)          (23,045)

Balance, December 31, 2004        9,361,605               9,362                  10              (136,731)        (127,359)

Comprehensive loss
      Loss                                                                                                                      (28,355)          (28,355)

Balance, June 30, 2005                 9,361,605      $       9,362     $           10      $       (165,086)    $  (155,714)

See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

$ United States

                                               From Inception
                                          (August 12, 1998)            Three months ended June 30,               Six months ended June 30,
                                            to June 30, 2005                        2005                 2004                    2005                    2004

Cash provided by
  (used in):

Operating activities:
      Cash paid to service
        providers (note 4)            $       (152,825)       $      (31,761)      $      (11,837)        $     (38,643)      $     (20,066)

Financing activities:
      Loan from stockholders                147,343                   7,990                 11,981                 43,015                20,671
      Proceeds from issuance
        of promissory notes                      16,200                        -                          -                           -                         -
      Repayment of
        promissory notes                           (6,300)                       -                         -                            -                         -

                                                          157,243                   7,990                 11,981                 43,015                 20,671

Increase (decrease) in cash                     4,418                (23,771)                     144                  4,372                      605

Cash, beginning of period                            -                     28,189                      481                       46                        20

Cash, end of period                  $             4,418        $         4,418       $             625         $       4,418       $             625

Supplemental cash flow
  information:
      Interest paid                       $                -             $              -          $           –              $            –          $             –
      Income taxes paid                                -                             -                       –                            –                         –

Non-cash financing and
  investing activities:
      Shares issued on
        acquisition of
        software                           $             9,372         $             –           $          –               $          –            $            –

See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
(Unaudited)

$ United States

Three months and six months ended June 30, 2005

1.       Significant accounting policies:

(a)      Going concern

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business.  As shown in the financial statements, the Company has not generated revenues, has an accumulated deficit since inception of $165,086.  As at June 30, 2005, the Company had a working capital deficiency of $155,714 and has promissory notes payable of $3,600, which are overdue and are now due on demand (note 3).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and to receive continued financial support from its stockholders and other investors.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans with respect to generating future profitable operations include the development of its software, which management estimates will require $550,000 of development expenditures over the next twelve months.  In addition, management anticipates that certain stockholders will provide additional funds in the form of stockholder loans to finance continued operations and that the Company will be able to obtain additional funding through public or private sales of its securities.  Such financing may not be available or may not be available on reasonable terms.  During the six month period ending June 30, 2005, the Company had received loans of $43,015 from the Company’s President.  The resolution of this going concern issue is dependent on the realization of management’s plans.  If management is unsuccessful in raising additional financing, the Company will be required to cease operations.

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

2.       Stockholders’ loans:

The loans from stockholders are unsecured, non-interest bearing and are due on demand.

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
(Unaudited)

$ United States

Three months and six months ended June 30, 2005

3.       Promissory notes:

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

4.       Supplementary cash flow information:

Reconciliation of loss to cash used in operating activities

                                  From Inception
                              (August 12, 1998)         Three months ended June 30,         Six months ended June 30,
                                to June 30, 2005                 2005                     2004               2005                   2004

Loss                            $     (165,086)      $     (25,873)      $      (14,816)     $     (28,355)     $     (23,045)
Non-cash items:
  Depreciation                          9,372                    -                          -                        -                        -
Change in non-cash
 operating working capital
   - accounts  payable and
    accrued  liabilities                 2,889                (5,888)                  2,979             (10,288)                2,979

Cash used in
  operating activities     $     (152,825)      $     (31,761)        $     (11,837)      $    (38,643)      $    (20,066)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

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

Our Plan of Operation for the Next Twelve Months.  Our plan of operations for the next twelve months is contingent upon raising the necessary funds to implement this business plan. If we raise such funds, we plan to focus on seven key steps during the next twelve months:

  Document all current features (within the existing software) and add new features to create a comprehensive feature list.  This feature list will be determined, cooperatively, with our marketing and sales staff (or subcontractors if we have not yet hired a marketing and sales staff).  We plan to call the new version of our software, running under Windows, “Version 1.”  The original software (written in UNIX) is acting as a template and prototype for functionality and features.  We do not plan to further develop the UNIX software we acquired from Trans-National.  We believe the original software has good features but is technically dated, lacks a contemporary look and feel, and needs to be updated for the best market penetration.  As well, at this step, we will incorporate the architecture for the ASP (Internet-facing) features.  We believe that Microsoft Windows, and not OS/2 or UNIX, will provide us with the best probability of market success.

  Define a new software and hardware system architecture document that is suitable for our business and market objectives.  This document will detail our software and hardware strategy, key techniques, main software components and modules and how the main pieces fit together.  The detailed software specifications proceed from this document.  We expect that the product modules will be developed mainly for small and mid-volume client applications.  However, we do plan to anticipate for market growth and higher volume clients within our base architecture.

  Determine the appropriate software design specification from the system architecture document.  The design specification will be used by the programmers to write the software code.

  Write the software code and prepare for sales.  The programmers will write the Version 1 software.

  Prepare for sales and marketing.  Marketing and sales personnel (either employees or independent contractors if we have not yet hired such employees) will create the marketing approach and define the sales approach.

  Perform Test and Quality Assurance.  Testing and quality assurance will be performed on the developed software.

  Begin Selling.  We will release the Version 1 software to our marketing and sales personnel (either employees or independent contractors if we have not yet hired such employees).  Marketing and sales will have been concurrently working and preparing the marketplace.

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

Twelve month Budget and Activities.  Our 12 month budget is:

Item	Amount

Technical Wages or Technical Sub-contract Expense to Sierra Strategic, Exan Technology or other contractors (software development costs and fees)	200,000
Marketing and Sales (salaries, marketing collateral, travel) including payments to Business World I.T. Inc. or other contractors.	150,000
Facilities Lease	20,000
Office Furnishings and Equipment (includes computer equipment)	30,000
General Admin & Office Expense	10,000
Professional Fees	50,000
Web site development	10,000
Working Capital	80,000
Total for 12 months	$550,000

Our failure to obtain $550,000 to complete our twelve-month plan, and potentially additional funds as a result of new business activity and planning, would significantly limit or eliminate our ability to fund our software development, sales and marketing activities, and we would not be able to compete within the convention software industry.

Twelve month Cash Utilization and Financing.  At December 31, 2004, the date of our most recent audited financial statements, we had available cash of $46, and at June 30, 2005, we had available cash of $4,418.  This cash will last us less than one month from the date of this report.  We plan to begin seeking substantial additional funding within the next three months.  Until we are able to raise such substantial additional funds, we hope to borrow additional funds from Mr. Buckley to pay our obligations.  Initial cash demands in the next three months will be low due to a focus on system architecture and marketing strategy.  The majority of technical and marketing expenses will be incurred during months seven to twelve, when the software is being developed and the marketing and sales staff is being fully engaged in the marketplace. We plan to secure technical and marketing guidance in the next six months through major shareholders and their contacts at low to minimal cost.  We also plan to avoid securing leased office space until we secure financing.

On January 5, 2004, Business World I.T. Inc. (“Business World”) agreed to begin market research, calling of potential customers and preparing sales strategy and literature for us.  The agreement with Business World was  revised.  We paid Business World $30,000 (CDN) for their services under the agreement on April 13, 2005.  Additionally, on January 5, 2004, we entered into an agreement with Sierra Strategic Design Inc. for software development services.  We had agreed to pay Sierra Strategic $35,000 (CDN) for their services under the agreement.  We have paid Sierra Strategic a total of $14,000 (CDN).  Sierra Strategic agreed to amend the agreement to accept this $14,000 (CDN) as full consideration for the services rendered.  Once Business World completes its work, we hope to again retain Sierra Strategic to complete its work under the original contract.

We plan to bring the our company into an operational state by securing temporary financing from Mr. Buckley.  He provided us with temporary debt financing of

$43,015 for the six months ended June 30, 2005. This financing is unsecured, non-interest bearing and is due on demand and was necessary to enable us to conduct our business and pay our obligations, as appropriate.  Specifically, we anticipate that such funds from Mr. Buckley will allow us to pay our obligations to Business World and to conduct our business to the limited extent needed to continue to develop our system architecture and marketing strategy as well as to pay our basic expenses, such as administrative fees, legal fees and accounting fees.  We do not anticipate using such funds to pay any past due amounts under our outstanding promissory notes.  Additionally, such funds will not allow us to develop our software beyond step 3 of our business plan, detailed above.  Development beyond step 3 will require substantial additional financing.  We expect to be able to meet our cash needs for the next six months utilizing loans from shareholders.  There can be no assurances that additional loans will be available from shareholders on favorable terms, if at all.  Other than the letter agreement with Mr. Buckley, there are no agreements with any shareholders to provide additional loans.

We plan to begin seeking substantial additional funding within the next three months.  Our preference is to secure the needed financing within the next three months to avoid very tight schedules within the project plan during months seven to twelve.  As of August 19, 2005, we have not secured additional financing.  If we do not secure financing by November 2005, we will be forced to revisit our business plan.  The consequences of this would be the delay of our software release by at least 6 months.

There can be no assurance that additional funding will be available on, favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of the products we intend to retail.

Twelve month Cash Availability.  If we are unable to secure substantial financing, then we anticipate that our expenses for the next twelve months will be limited to the day-to-day expenditures necessary to conduct business, such as administrative expenses.

In the future, we hope to secure financing through:

  Secondary offering(s) of our securities
  Private Placement(s) of our securities
  Entering into a partnering arrangement(s) with other companies

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

Off-Balance Sheet Arrangements.  We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our grocery distribution business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of June 30, 2005.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART II -- OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter. However all of the Company’s liabilities are due on demand or are due prior to December 31, 2005. Holders of promissory notes due on demand have not demanded payment as of the date of this report.

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

Zomex Distribution, Inc. (Registrant)

/s/ Peter Buckley
Peter Buckley Chief Executive Officer (Duly Authorized Officer)
Date: August 19, 2005

/s/ Peter Buckley
Peter Buckley Chief Financial Officer (Principal Financial Officer)
Date: August 19, 2005

Exhibit Index

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