Form 10QSB
period 2005-09-30
ZOMEX DISTRIBUTION INC
filed 2005-11-21
CIK 1070639

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(250) 767-2986
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

At November 18, 2005, the registrant had 9,361,605 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Interim Financial Statements of

ZOMEX DISTRIBUTION INC.

(A Development Stage Enterprise)

Three months and nine months ended September 30, 2005

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Balance Sheets

$ United States

September 30, 2005 and December 31, 2004

                                                                                                              September 30,
                                                                                                                             2005                   December 31,
                                                                                                                   (Unaudited)                                 2004

Assets

Current asset
      Cash                                                                                                  $           3,976                  $              46

Software                                                                                                               9,372                             9,372
Accumulated depreciation                                                                                    (9,372)                           (9,372)

                                                                                                                                -                                       -

                                                                                                               $           3,976                   $              46

Liabilities and Stockholders’ Deficiency

Current liabilities:
   Account’s Payable and Accrued Liabilities                                            $           2,959                   $      13,177
   Stockholders’ loans (note 2)                                                                          154,808                         104,328
   Promissory notes (note 3)                                                                                  9,900                             9,900
                                                                                                                        167,667                         127,405

Stockholders’ deficiency:
   Capital stock:
     Authorized:
          10,000,000  non-voting preferred shares with a par value of $0.001 each
        100,000,000  common shares with a par value of $0.001 each,
     Issued:
            9,361,605  common shares                                                                      9,362                              9,362
            Additional paid-in capital                                                                               10                                   10
    Deficit accumulated during the development stage                                        (173,063)                        (136,731)

                                                                                                                      (163,691)                        (127,359)

Commitments (note 4)

                                                                                                               $           3,976                    $             46

See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Statements of Loss
(Unaudited)

$ United States

                                                  From Inception
                                              (August 12, 1998)        Three months ended September 30,    Nine months ended September 30,
                                       to September 30, 2005                          2005                    2004                     2005                   2004

Expenses
    General and
      administrative                           $     135,228           $             7,977       $           1,218     $           50,481      $        11,825
    Software
      development costs                             28,463                               -                           -                    28,463                 12,438
    Depreciation                                          9,372                               -                           -                          -                           -
                                                             173,063                          7,977                    1,218                 78,944                 24,263

Loss                                               $   (173,063)          $            (7,977)      $         (1,218)     $        (78,944)      $      (24,263)

Weighted average
  number of common
  shares outstanding,
  basic and diluted                              8,660,446                     9,361,605            9,361,605             9,361,605           9,361,605

Loss per common share,
  basic and diluted                           $        (0.02)            $             (0.00)        $         (0.00)       $          (0.00)       $        (0.00)

See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Statement of Stockholders' Deficiency and Comprehensive Loss

$ United States

                                                                Capital Stock                                                  Deficit
                                                                                                                             Accumulated
                                                                                                      Additional            During the
                                                                Common Shares                 Paid-in        Development
                                                          Number             Amount           Capital                   Stage               Total

Balance at inception,
(August 12, 1998)                                   –               $         –          $         –           $         –            $               –

Comprehensive loss
   Loss                                                     –                          –                     –                  (9,590)                  (9,590)

Balance, December 31, 1998                  –                          –                      –                  (9,590)                 (9,590)

Shares issued on acquisition
   of software                                  9,371,905                 9,372                   –                       –                       9,372

Comprehensive loss
      Loss                                                 –                           –                      –                  (4,736)                 (4,736)

Balance, December 31, 1999         9,371,905                 9,372                    –                (14,326)                 (4,954)

Comprehensive loss
      Loss                                                 –                          –                       –                   (4,746)                 (4,746)

Balance, December 31, 2000         9,371,905                 9,372                    –                 (19,072)                 (9,700)

Comprehensive loss
      Loss                                                 –                          –                        –                 (36,345)               (36,345)

Balance, December 31, 2001         9,371,905                 9,372                     –                 (55,417)               (46,045)

Comprehensive loss
      Loss                                                –                           –                         –                   (3,295)                (3,255)

Balance, December 31, 2002         9,371,905                 9,372                     –                  (58,712)             (49,340)

Shares surrendered and cancelled      (10,300)                    (10)                      10                     –                         –

Comprehensive loss
      Loss                                                 –                           –                         –                 (35,407)            (35,407)

Balance, December 31, 2003         9,361,605                9,362                        10               (94,119)            (84,747)

Comprehensive loss
     Loss                                                 –                            –                         –                  (23,045)            (23,045)

Balance, December 31, 2004         9,361,605                9,362                         10             (136,731)          (127,359)

Comprehensive loss
      Loss                                                –                            –                         –                   (28,355)            (28,355)

Balance, September 30, 2005        9,361,605          $     9,362         $             10      $      (173,063)   $     (163,691)

See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

$ United States

                                                    From Inception
                                                (August 12, 1998)    Three months ended September 30,     Nine months ended September 30,
                                         to September 30, 2005                      2005                    2004                     2005                     2004

Cash provided by
  (used in):

Operating activities:
     Cash paid to service
       providers (note 5)                $       (160,732)        $          (7,907)        $       (4,197)      $         (46,550)      $      (24,263)

Financing activities:
     Loan from stockholders                    154,808                      7,465                    4,999                   50,480                25,670
     Proceeds from issuance
       of promissory notes                          16,200                           -                           -                             -                         -
     Repayment of
       promissory notes                              (6,300)                           -                           -                             -                        -
                                                            164,708                       7,465                    4,999                   50,480                25,670

Increase (decrease) in cash                       3,976                         (442)                    (802)                    3,930                  1,407

Cash, beginning of period                               -                         4,418                       625                          46                       20

Cash, end of period                    $           3,976            $          3,976            $      1,427        $           3,976       $         1,427

Supplemental cash flow
  information:
     Interest paid                          $                -              $               -               $            -          $             -            $            -
     Income taxes paid                                   -                               -                             -                         -                          -

Non-cash financing and
  investing activities:
Shares issued on
  acquisition of
  software                                  $           9,372            $                -               $           -           $            -            $             -

See accompanying notes to interim financial statements.

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
(Unaudited)

$ United States

Three months and nine months ended September 30, 2005

1.       Significant accounting policies:

(a)      Going concern

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business.  As shown in the financial statements, the Company has not generated revenues, has an accumulated deficit since inception of $173,063.  As at September 30, 2005, the Company was in default of certain promissory notes and had a working capital deficiency of $163,691.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and to receive continued financial support from its stockholders and other investors.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans with respect to generating future profitable operations include the development of its software, which management estimates will require $550,000 of development expenditures over the next twelve months.  In addition, management anticipates that certain stockholders will provide additional funds in the form of stockholder loans to finance continued operations and that the Company will be able to obtain additional funding through public or private sales of its securities.  Such financing may not be available or may not be available on reasonable terms.  To September 30, 2005, the Company had received loans of $93,495 from the Company’s President.  The resolution of this going concern issue is dependent on the realization of management’s plans.  If management is unsuccessful in raising financing, the Company will be required to cease operations.

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

ZOMEX DISTRIBUTION INC.
(A Development Stage Enterprise)
Notes to Interim Financial Statements
(Unaudited)

$ United States

Three months and nine months ended September 30, 2005

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

4.       Supplementary cash flow information:

Reconciliation of loss to cash used in operating activities

                                     From Inception
                                 (August 12, 1998)      Three months ended September 30,    Nine months ended September 30,
                          to September 30, 2005                       2005                     2004                     2005                    2004

Loss                                   $  (173,063)        $          (7,977)       $        (1,218)        $      (36,331)       $      (24,263)
Non-cash items:
  Depreciation                               9,372                           -                           -                           -                           -
Increase in accounts
  payable and accrued
  liabilities                                      2,959                          70                   (2,979)                (10,219)                      -

Cash used in
  operating activities            $   (160,732)        $         (7,907)        $        (4,197)        $      (46,550)       $      (24,263)

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

Twelve month Cash Utilization and Financing.  At December 31, 2004, the date of our most recent audited financial statements, we had available cash of $46, and at September 30, 2005, we had available cash of $3,976.  This cash will last us less than one month from the date of this report.  We plan to begin seeking substantial additional funding within the next three months.  Until we are able to raise such substantial additional funds, we hope to borrow additional funds from Mr. Buckley to pay our obligations.  Initial cash demands in the next three months will be low due to a focus on system architecture and marketing strategy.  The majority of technical and marketing expenses will be incurred during months seven to twelve, when the software is being developed and the marketing and sales staff is being fully engaged in the marketplace. We plan to secure technical and marketing guidance in the next three months through major shareholders and their contacts at low to minimal cost.  We also plan to avoid securing leased office space until we secure financing.

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

We plan to bring the our company into an operational state by securing temporary financing from Mr. Buckley.  He provided us with temporary debt financing of $50,480 for the nine months ended September 30, 2005. This financing is unsecured, non-interest bearing and is due on demand and was necessary to enable us to conduct our business and pay our obligations, as appropriate.  Specifically, we anticipate that such funds from Mr. Buckley will allow us to pay our obligations to Business World and to conduct our business to the limited extent needed to continue to develop our system architecture and marketing strategy as well as to pay our basic expenses, such as administrative fees, legal fees and accounting fees.  We do not anticipate using such funds to pay any past due amounts under our outstanding promissory notes.  Additionally, such funds will not allow us to develop our software beyond step 3 of our business plan, detailed above.  Development beyond step 3 will require substantial additional financing.  We expect to be able to meet our cash needs for the next three months utilizing loans from shareholders.  There can be no assurances that additional loans will be available from shareholders on favorable terms, if at all.  Other than the letter agreement with Mr. Buckley, there are no agreements with any shareholders to provide additional loans.

We plan to begin seeking substantial additional funding within the next three months.  Our preference is to secure the needed financing within the next three months to avoid very tight schedules within the project plan during months seven to twelve.  As of November 18, 2005, we have not secured additional financing.  If we do not secure financing by December 2005, we will be forced to revisit our business plan.  The consequences of this would be the delay of our software release by at least 6 months.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  This evaluation was conducted as of September 30, 2005.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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
Date: November 18, 2005

/s/ Peter Buckley

Peter Buckley Chief Financial Officer (Principal Financial Officer)
Date: November 18, 2005

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